Form 10-K/A
period 1995-12-31
MARINER HEALTH GROUP INC
filed 1996-05-14
CIK 900304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                          AMENDMENT NO. 2 TO FORM 10-K

                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                             OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1995
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 [No Fee Required]

              For the transition period from ______ to __________.

                         Commission file number 0-21512

                           MARINER HEALTH GROUP, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            06-1251310
            --------                                            ----------
  (State or other jurisdiction                               (I.R.S. employer
of incorporation or organization)                           identification no.)

        125 Eugene O'Neill Drive
        New London, Connecticut                                    06320
        -----------------------                                    -----
(Address of principal executive offices)                         (Zip code)

       Registrant's telephone number, including area code: (860) 701-2000
                                                           --------------
        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----
           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                          ----------------------------
                                (Title of Class)

          Series A Junior Participating Preferred Stock Purchase Rights
          -------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES X  NO
                                     ---   ---

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the Common Stock, $.01 par value, of the registrant held by non-affiliates of the registrant as of March 26, 1996 (computed based on the closing price of such stock on The Nasdaq National Market on March 26, 1996) was $417,091,892.37.

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of March 26, 1996 was 28,508,361 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents, or indicated portions thereof, have been incorporated in this Report by reference:

         1. Specifically identified information in the Registrant's definitive proxy statement for its annual meeting of stockholders, which is currently expected to be held on May 21, 1996, is incorporated by reference into Part III hereof.



         This Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (as amended, the "Report"), is being filed to amend and restate Exhibit 10.36 to the Report. Such Exhibit 10.36 is hereby amended and restated in its entirety. The other exhibits to the Report are not being amended and have been previously filed with the Securities and Exchange Commission with the Report.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13 day of May, 1996.

                                             MARINER HEALTH GROUP, INC.

                                             By:  /s/ Jeffrey W.  Kinell
                                                ------------------------
                                                 Jeffrey W.  Kinell
                                                 Executive Vice President, Chief
                                                 Financial Officer and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                               Title(s)                                         Date
- - ---------                               --------                                         ----

/s/  Arthur W. Stratton, Jr.*           Chairman of the Board of                         May 13, 1996
- - ------------------------------------    Directors, Chief Executive
Arthur W. Stratton, Jr.                 Officer, President and Director
                                        (principal executive officer)


/s/  Jeffrey W. Kinell                  Executive Vice President, Chief                  May 13, 1996
- - -----------------------------           Financial Officer and Treasurer
Jeffrey W. Kinell                       (principal financial and
                                        accounting officer)


/s/  David C. Fries*                    Director                                         May 13, 1996
- - -----------------------------
David C. Fries

/s/  Christopher Grant, Jr.*            Director                                         May 13, 1996
- - -----------------------------
Christopher Grant, Jr.


/s/  Stiles A. Kellett, Jr.*            Director                                         May 13, 1996
- - -----------------------------
Stiles A. Kellett, Jr.


/s/  John F. Robenalt*                  Director                                         May 13, 1996
- - -----------------------------
John F. Robenalt

*By: /s/  Jeffrey W. Kinell
    -------------------------
     Jeffrey W. Kinell, Attorney in Fact.