Form 10-Q
period 1996-03-31
MARINER HEALTH GROUP INC
filed 1996-05-15
CIK 900304

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
  X      QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR  15(D) OF THE SECURITIES
- - -----    EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED        MARCH 31, 1996


                                                         OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO __________

                         COMMISSION FILE NUMBER 0-21512

                           MARINER HEALTH GROUP, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                              NO. 06-1251310
         --------                                              --------------
(STATE OF INCORPORATION)                                      (I.R.S. EMPLOYER
                                                             IDENTIFICATION NO.)

             125 EUGENE O'NEILL DRIVE, NEW LONDON, CONNECTICUT 06320
             -------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)
                                  (860)701-2000
                                  -------------
                     (TELEPHONE NUMBER, INCLUDING AREA CODE)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.             YES X  NO
                                                         ---   ---
28,530,649 SHARES OF COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING AT MAY 10, 1996.



                           MARINER HEALTH GROUP, INC.
- - ------------------------------------------------------------------------------

FORM 10-Q - MARCH 31, 1996
                                                        INDEX

PART I.  FINANCIAL INFORMATION                                                       PAGE
ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS AS OF
                  DECEMBER 31, 1995 AND MARCH 31, 1996                                  1

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                  THREE MONTHS ENDED MARCH 31, 1995 AND 1996                            2

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                  THREE MONTHS ENDED MARCH 31, 1995 AND 1996                            3

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            4-5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         6-11

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                               12-13


SIGNATURES


                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                           December 31,           March 31,
                                                                                               1995                 1996
                                                                                       ---------------------- ------------------

                                                                ASSETS
Current assets:
             Cash and cash equivalents                                                             $   4,086         $    2,184
             Accounts receivable, less allowance for doubtful accounts of $10,078
                and $12,275, respectively                                                             92,537            108,556
             Estimated settlements due from third-party payors                                        12,915             27,375
             Prepaid expenses and other current assets                                                 6,757             14,307
             Deferred income tax benefit                                                               9,918              9,218
                                                                                       ---------------------- ------------------
                            Total current assets                                                     126,213            161,640

Property, plant, and equipment, net                                                                  174,486            308,858
Goodwill, net of accumulated amortization of $19,084 and $6,102, respectively                         78,212            159,938
Intangible and other assets, net of accumulated amortization of $6,550
     and $4,868 respectively                                                                          30,144             14,524
Restricted cash and cash equivalents                                                                   1,198              1,568
Deferred income tax benefit                                                                            1,273              1,556
                                                                                       ---------------------- ------------------
                            Total assets                                                            $411,526           $648,084
                                                                                       ====================== ==================

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
             Current maturities of long-term debt and capital lease obligations                    $   5,156          $   5,359
             Accounts payable                                                                         10,904             29,850
             Accrued payroll                                                                           6,072              8,428
             Accrued vacation                                                                          5,053              7,246
             Other accrued expenses                                                                   22,808             32,410
             Deferred income taxes                                                                       987                987
             Other liabilities                                                                         1,085              6,108
                                                                                       ---------------------- ------------------
                            Total current liabilities                                                 52,065             90,388

Long-term debt and capital lease obligations,
     less current portion                                                                            107,910            239,302
Deferred income taxes                                                                                  6,007              9,149
Deferred gain                                                                                          2,122              2,082
Redeemable stock and other long-term liabilities                                                       1,030              1,633
                                                                                         -------------------- ------------------
                            Total liabilities                                                        169,134            342,554
Commitments and contingencies

Stockholders' equity
             Common  stock,  $.01  par  value;   50,000,000  shares  authorized;
              22,540,010 issued and outstanding at December 31, 1995 and
              28,511,361 shares issued and outstanding at March 31, 1996.                                225                285
             Additional paid-in capital                                                              247,357            308,388
             Unearned compensation                                                                      (15)               (13)
             Accumulated deficit                                                                     (5,175)            (3,130)
                                                                                       ---------------------- ------------------
                            Total stockholders' equity                                               242,392            305,530
                                                                                       ---------------------- ------------------
                            Total liabilities and stockholders' equity                              $411,526           $648,084
                                                                                       ====================== ==================
                             See accompanying notes

                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                      Three months ended March 31,
                                                                     1995                  1996
                                                               -----------------     -----------------
Net patient service revenue                                          $   79,339              $132,629
Other income                                                                820                 2,550
                                                               -----------------     -----------------
Total operating revenue                                                  80,159               135,179
                                                               -----------------     -----------------

Operating expenses:
   Facility operating costs                                              62,822               104,591
   Corporate general and administrative                                   6,548                17,227
                                                               -----------------     -----------------
                                                                         69,370               121,818
                                                               -----------------     -----------------

    Interest expense, net                                                   279                 4,392
    Facility rent expense, net                                              355                   474
    Depreciation and amortization                                         2,660                 5,196
                                                               -----------------     -----------------
Total operating expenses                                                 72,664               131,880
                                                               -----------------     -----------------
Income before income taxes                                                7,495                 3,299
Provision for income taxes                                                2,876                 1,254
                                                               -----------------     -----------------
Net income                                                           $    4,619              $  2,045
                                                               =================     =================

Net income per common and common equivalent share:

    Weighted average common and common equivalent
     shares outstanding                                              22,677,000             29,235,065
                                                               =================     =================

    Net income per common and common
    equivalent share                                                 $     0.20             $    0.07
                                                               =================     =================




                                              See accompanying notes

                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                     Three months ended March 31,
                                                                                                        1995            1996
                                                                                                      ----------   ---------------

Cash flows from operating activities:
Net income                                                                                           $    4,619   $    2,045
Adjustments to  reconcile  net  income  to cash  provided  by  operating activities:
   Depreciation and amortization                                                                          2,661        5,195
   Provision for losses on accounts receivable                                                              499          740
   Amortization  of deferred gain                                                                          (143)         (40)
   Non-cash charge for warrants issued                                                                    --             850
   Amortization of deferred financing costs                                                               --             195
   Charge for abandonment of assets                                                                       --           1,061
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                                        (10,148)       1,176
      Increase  in  estimated   settlements  from  third  parties                                        (3,361)      (4,176)
      (Increase) decrease  in prepaid  expenses  and other  current  assets                                (730)       1,955
      Increase (decrease) in accounts payable                                                              (399)       2,227
      Increase in accrued liabilities                                                                     1,776        4,090
      Increase in other current liabilities                                                                 254        1,598
                                                                                                          -----        -----
   Net Cash (Used by) Provided by Operating Activities                                                   (4,970)      16,916
                                                                                                         ------       ------
Cash flows from investing activities:
      Purchase  of plant,  property  and  equipment                                                      (2,374)      (3,500)
      Cash  paid for  acquisitions                                                                       (2,618)     (43,478)
      Working capital deficits acquired                                                                   --          (4,491)
      Increase in intangible and other assets                                                            (1,178)      (5,273)
                                                                                                         ------       ------
      Net cash used by investing activities                                                              (6,170)     (56,742)
                                                                                                         ------      -------
Cash flows from financing activities:
      Drawings on line of credit borrowings                                                               --          66,381
      Cash deposits applied to capital lease obligation                                                   --         (13,155)
      Repayments of long term debt and capital lease obligations                                           (461)     (15,890)
      Proceeds from exercise of employee stock options                                                      908          333
      Shares issued under employee stock purchase plan                                                    --             156
      Decrease in restricted cash                                                                           232           99
                                                                                                         ------       ------
      Net Cash Provided by Financing Activities                                                             679       37,924
                                                                                                         ------       ------
Decrease in cash and cash equivalents                                                                   (10,461)      (1,902)
Cash and cash equivalents at beginning of period                                                         37,209        4,086
                                                                                                        -------        -----
Cash and cash equivalents at end of period                                                           $   26,748   $    2,184
                                                                                                         ======        =====

                             See accompanying notes

                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements as of and for the periods ended March 31, 1995 and 1996 are unaudited. All adjustments and accruals have been made which, in the opinion of management, are necessary for a fair presentation. In addition to normal, recurring adjustments, corporate general and administrative expenses for the first three months of 1996 included a charge of $6,511,000 composed of $5,661,000 related to the pooling of interests with MedRehab and a charge of $850,000 for warrants issued in connection with a preferred provider agreement. Results of operations for the period ended March 31, 1996 are not necessarily indicative of those expected for any future period.

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared with the assumption that users of the interim financial information have either read or have access to the Company's audited consolidated financial statements for the year ended December 31, 1995. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the Company's December 31, 1995 audited consolidated financial statements have been omitted from these unaudited interim consolidated financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions, rules and regulations. Although the
         Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10 - K, as amended, for the year ended December 31, 1995.

         The unaudited interim consolidated financial statements of the Company have been prepared to give retroactive effect to the merger with MedRehab, Inc. ("MedRehab") which was accounted for as a pooling of interests. Accordingly, the accompanying unaudited consolidated financial statements have been restated to include the accounts and operations of MedRehab for all periods presented.

2. On March 1, 1996, the Company consummated a merger with MedRehab. The tax-free, stock-for-stock transaction was accounted for as a pooling of interests. In total, an aggregate of approximately 2,312,500 shares of Mariner Common Stock were exchanged for all outstanding shares of MedRehab capital stock or will be issued upon exercise of options to purchase shares of MedRehab capital stock. The results of MedRehab prior to the merger included in the restated financial statements have not been separately disclosed as they are immaterial to the results of the combined company. The historical financial statements of the Company for all periods presented give retroactive effect to the MedRehab merger.

3. In January 1996, Mariner completed the merger with Convalescent Services, Inc. ("CSI") and its acquisition of certain related assets. In the merger, all of the issued and outstanding shares of capital stock of CSI were converted into the right to receive an aggregate of 5,853,656 shares of the Company's Common Stock and $7,000,000 in cash. In connection with the CSI Merger, Mariner acquired certain assets that are related to CSI's business from affiliates of CSI's stockholders for an aggregate of approximately $17,694,000 in cash and loaned an aggregate of $1,619,000 to the partnerships that sold certain assets to the Company. In addition, the Company acquired options to purchase 12 of the facilities leased by CSI from affiliates of CSI's stockholders at fair market value and made nonrefundable deposits of an aggregate of $13,155,000 with the lessors of the facilities subject to such options. The options are exercisable during specified periods between 1998 and 2010. The aggregate estimated fair market value as of the earliest exercise date of the options of, and the aggregate purchase price for, the 12 facilities subject to the options is approximately $59,585,000 (which includes the deposit of $13,155,000 paid by the Company in May 1995). Mariner financed the cash consideration paid in these transactions with borrowings under the Company's credit facility.

4. In January 1996, Mariner entered into an agreement to be the preferred provider of subacute services to AmHS/Premier/Sun Health ("APS"), which is the largest hospital-health care alliance in the United States with approximately 1,700 member hospitals. As the preferred subacute provider, Mariner may contract individually with member hospitals and systems to provide subacute services. This agreement provides the Company the opportunity to more quickly expand its services in certain of its existing markets and enter new markets with lower capital commitments. Pursuant to this arrangement, an APS affiliate was granted warrants to purchase 210,000 shares of Mariner Common Stock at an exercise price of $11.375 per share, as well as warrants to purchase up to an additional 1,890,000 shares of Mariner Common Stock over a five year period depending on the performance of the arrangements between Mariner and APS-affiliated facilities. The Company recorded a charge of approximately $850,000 in the first quarter of 1996 as a result of the 210,000 warrants granted. The Company will receive management fees under the agreements it enters with APS-affiliated facilities based on a percentage of such facility's revenues specified in the agreement.


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated historical financial data as percentages of total operating revenue for the three months ended March 31, 1995 and 1996 and the percentage changes in the dollar amounts of revenues and expenses for the first three months of 1995 as compared to the first three months of 1996.

                                                                       Three
                                                                    Months Ended                     Percentage Increase
                                                                                                          (Decrease)
                                                                     March 31,                        Three Months Ended
                                                          ------------------------------------
                                                            1995                     1996               1996 over 1995
                                                                                                        --------------
                                                          ----------             -------------

Revenues:
Net patient service revenue                                   99.0%                     98.1%                     67.2%
Other income                                                   1.0                       1.9                     211.0
                                                          ----------             -------------
Total operating revenue                                      100.0%                     100.0%                    68.6

Operating expenses:
  Facility operating costs                                    78.4%                      77.4%                    66.5
  Corporate general and administrative                         8.2                       12.7                    163.1

  Interest expense, net                                        0.3                        3.2                  1,474.2
  Facility rent expense, net                                   0.4                        0.4                     33.5
  Depreciation and amortization                                3.3                        3.9                     95.3
                                                          ----------             -------------
Total operating expenses                                      90.6%                      97.6%                    81.5
                                                          ----------             -------------

Income before income taxes                                     9.4%                       2.4%                   (56.0)
                                                          ----------             -------------


THREE MONTHS ENDED MARCH 31, 1995 AND 1996

         REVENUE. Total operating revenues increased 69% from $80,159,000 during the three months ended March 31, 1995 to $135,179,000 during the three months ended March 31, 1996.

         Net patient service revenue increased by approximately $53,290,000, or 67% from the first quarter of 1995 to the first quarter of 1996. Net patient service revenue includes revenue from basic medical and ancillary services provided by the Company, including rehabilitation, pharmacy and infusion therapy services and the provision of medical equipment and supplies. The increase was primarily the result of the inclusion in 1996 of revenues from 31 facilities, two pharmacies and several home health care agencies acquired after March 31, 1995, increased revenues per rehabilitation site as well as continued improvements in payor mix at existing facilities. The revenue increase was partially offset by reductions due to the cancellation or non-renewal of contracts for certain rehabilitation programs.

         Other income aggregated $2,550,000 during the quarter ended March 31, 1996. These revenues were generated from the Company's management activities related to subacute care units and facilities and consulting fees generated from providing services to certain rehabilitation contract clients.

         FACILITY OPERATING COSTS. Facility operating costs consist primarily of employee salaries, wages and benefits, food, ancillary supplies, pharmacy supplies and plant operations. Most clinical staff and rehabilitation therapists are paid an hourly wage. Salaries, wages and benefits as a percentage of revenues are higher at newly opened facilities, which require a basic complement of staff on the day the program opens regardless of the patient census, than at continuing facilities. As the patient census increases and the payor mix improves at its inpatient facilities, the Company has experienced decreases in such expenses as a percent of revenues at those facilities. Various other types of operating expenses, including medical supplies, pharmacy supplies, nutritional support services and expenses associated with the provision of ancillary services, vary more directly with patient census as well as general rates of inflation.

         Facility operating costs increased 67% from $62,822,000 in the first quarter of 1995 to $104,591,000 in the first quarter of 1996. The increase was principally the result of the inclusion of expenses for 31 facilities, two pharmacies and several home health care companies purchased after March 31, 1995, as well as providing more ancillary medical services and adding therapists and aides to service new rehabilitation programs. As a percentage of total operating revenues, these costs were 78% and 77% in the first quarters of 1995 and 1996, respectively.

         CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. Corporate general and administrative expenses include the expenses of the Company's corporate office, which provides marketing, financial and management services, and the expenses associated with managing subacute care units and facilities. These expenses increased 163% from $6,548,000 in the first quarter of 1995 to $17,227,000 in the first quarter of 1996. Corporate general and administrative expenses for the first three months of 1996 included a charge of $6,511,000 composed of $5,661,000 related to the pooling of interests with MedRehab and a charge of $850,000 for warrants issued in connection with a preferred provider agreement. The remaining increase was primarily the result of incremental corporate personnel to support the additional businesses acquired and opened during 1995 and 1996. As a percentage of total revenues, these expenses were approximately 8% and 13% in the first quarters of 1995 and 1996, respectively.

         INTEREST EXPENSE, NET. Net interest expense increased from $279,000 in the first quarter of 1995 to $4,392,000 in the first quarter of 1996. This increase from 1995 to 1996 was primarily attributable to higher outstanding balances under the Company's credit facility which were used to fund acquisitions and working capital as well as the inclusion in 1996 of the interest expense on capital leases incurred in connection with the acquisition of the CSI facilities.

         FACILITY RENT EXPENSE, NET. The Company incurred $474,000 of rent expense in the first quarter of 1996 related to a facility leased under a sale/leaseback arrangement and two facilities leased from former CSI affiliates.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 95% from $2,660,000 in the first quarter of 1995 to $5,196,000 in the first quarter of 1996, principally as the result of acquisitions of facilities, pharmacies and home health care companies completed after the first quarter of 1995.

         PROVISION FOR INCOME TAXES. The effective tax rate for the first quarter of 1995 and 1996, was 38%. The Company currently expects its effective tax rate to range from 38% to 41% in 1996 as the impact of the use of net operating losses acquired in conjunction with the MedRehab merger is uncertain.

         LIQUIDITY AND CAPITAL RESOURCES

         Mariner has financed its operations, acquisitions and capital expenditures primarily from cash provided by operations and proceeds from stock issuances and borrowings. As of March 31, 1996, working capital and cash and cash equivalents were $71,252,000 and $2,184,000, respectively.

         Mariner has a $200,000,000 senior secured revolving credit facility with a syndicate of banks (the "Credit Facility"). As of April 30, 1996, the Company entered into an amendment to the Credit Facility to increase the size of the Credit Facility to $200,000,000 from $175,000,000, extend the maturity of the Credit Facility and reduce certain restrictions that the Credit Facility imposes on the operations of the business of the Company and its subsidiaries. As of December 31, 1995 and March 31, 1996, principal balances outstanding under the Credit Facility were approximately $64,500,000 and $130,500,000, respectively, and letters of credit outstanding under this facility were $2,612,000. On April 5, 1996, the Company repaid all outstanding indebtedness (other than letters of credit outstanding under the Credit Facility) under the Credit Facility with proceeds from the offering of the Notes described below. Mariner has used, and intends to continue to use, borrowings under the Credit Facility to finance the acquisition and development of additional subacute care facilities and related businesses, and for general corporate purposes, including working capital. Mariner's obligations under the Credit Facility are collateralized by a pledge of the stock of its subsidiaries and are guaranteed by all of the Company's subsidiaries. In addition, the Credit Facility is secured by mortgages on certain of the Company's inpatient facilities, leasehold mortgages on certain inpatient facilities leased by the Company, and security interests in certain other properties and assets of the Company and its subsidiaries. The Credit Facility matures on April 30, 1999 and provides for prime or LIBOR-based interest rate options. The borrowing availability and rate of interest varies depending upon specified financial ratios. The Credit Facility also contains covenants which, among other things, require the Company to maintain certain financial ratios and impose certain limitations or prohibitions on the Company with respect to the incurrence of indebtedness, senior indebtedness, liens and capital leases; the payment of dividends on, and the redemption or repurchase of, its capital stock; investments and acquisitions, including acquisitions of new facilities; the merger or consolidation of the Company with any person or entity; and the disposition of any of the Company's properties or assets.

         The Company is currently negotiating the terms of an amendment to further increase the size of the Credit Facility to $250 million and further reduce certain restrictions imposed by the Credit Facility on the Company and its subsidiaries. No assurance can be given that the Company will enter into any such amendment.

         On April 4, 1996, the Company sold $150,000,000 aggregate principal amount of its 9-1/2% Senior Subordinated Notes due 2006 (the "Notes"). The Notes mature on April 1, 2006. The Notes are uncollateralized senior subordinated obligations of Mariner and, as such, are subordinated in right of payment to all existing and future senior indebtedness of Mariner, including indebtedness under the Credit Facility. From the net proceeds of approximately $144,456,000 from the sale of the Notes, $131,000,000 was used to repay all outstanding indebtedness under the Credit Facility (including interest and certain other fees) and the remainder was used to pay a portion of the purchase price for the 1996 Florida Acquisition (as defined below). The Notes contain certain covenants, including, among other things, covenants with respect to the following matters: (i) limitation on indebtedness; (ii) limitation on restricted payments; (iii) limitation on the incurrence of liens; (iv) restriction on the issuance of preferred stock of subsidiaries; (v) limitation on transactions with affiliates; (vi) limitation on sale of assets; (vii) limitation on other senior subordinated indebtedness; (viii) limitation on guarantees by subsidiaries; (ix) limitation on the creation of any restriction on the ability of the Company's subsidiaries to make distributions; and (x) restrictions on mergers, consolidations and the transfer of all or substantially all of the assets of the Company to another person. The Notes were issued under an Indenture dated as of April 4, 1996 by and among the Company and State Street Bank and Trust Company, as trustee.

         Accounts receivable (net of allowances) were $92,537,000 and $108,556,000 at December 31, 1995 and March 31, 1996, respectively. Estimated settlements due from third party payors aggregated $12,915,000 and $27,375,000 at December 31, 1995 and March 31, 1996, respectively. The increases primarily reflect the addition of the CSI facilities. The number of days sales in accounts receivable and estimated settlements due from third party payors was approximately 96 at December 31, 1995 and 92 days March 31, 1996. This decrease was primarily due to improved collections and completion of billing systems conversions.

         In March 1995, Mariner acquired a 60-bed skilled nursing facility located in St. Petersburg, Florida, for $2,500,000 in available cash. In June 1995, Mariner purchased a 150-bed skilled nursing facility in Nashville, Tennessee, for a total purchase price of approximately $8,500,000. The purchase price was financed under the Credit Facility.

         In June 1995, the Company purchased an 80,000 square-foot building in New London, Connecticut to serve as its corporate headquarters. The purchase price of the new building was

$3,050,000 and was financed under the Credit Facility. The Company completed the relocation to its new headquarters in October 1995.

         During the fourth quarter of 1995, Mariner completed its acquisition of six skilled nursing facilities with an aggregate of 686 beds in central and northern Florida. The purchase price for such transaction was $42,800,000, consisting of the payment of $33,000,000 in cash, the assumption of debt in the amount of $7,200,000 and the issuance of a note in the principal amount of $2,600,000. The cash portion of the transaction was financed through borrowings under the Credit Facility.

         In October 1995, the Company acquired an institutional pharmacy operation based in Dallas, Texas, for the total purchase price of approximately $1,623,000. The purchase price was financed through the Company's Credit Facility and the issuance of a note to the seller.

         During  the  fourth   quarter  of  1995,   the  Company  also  borrowed
approximately $8,000,000 under the Credit Facility primarily to fund working capital requirements.

         In January 1996, Mariner completed the CSI merger and its acquisition of certain related assets. In the merger, all of the issued and outstanding shares of capital stock of CSI were converted into the right to receive an aggregate of 5,853,656 shares of the Company's Common Stock and $7,000,000 in cash. In connection with the CSI merger, Mariner acquired certain assets that are related to CSI's business from affiliates of CSI's stockholders for an aggregate of approximately $17,694,000 in cash and loaned an aggregate of $1,619,000 to the partnerships that sold certain assets to the Company. In addition, the Company acquired options to purchase 12 of the facilities leased by CSI from affiliates of CSI's stockholders at fair market value and made nonrefundable deposits of an aggregate of $13,155,000 with the lessors of the facilities subject to such options. The options are exercisable during specified periods between 1998 and 2010. The aggregate estimated fair market value as of the earliest exercise date of the options of, and the aggregate purchase price for, the 12 facilities subject to the options is approximately $59,585,000 (which includes a deposit of $13,155,000 paid by the Company). Mariner financed the cash consideration paid in these transactions with borrowings under the Credit Facility.

         On March 1, 1996, the Company completed its merger with MedRehab Inc. Mariner issued an aggregate of approximately 2,312,500 shares of its Common Stock for all of MedRehab's outstanding capital stock and options to purchase MedRehab capital stock in a merger that was accounted for as a pooling of interests. In addition, the Company prepaid an aggregate principal amount of approximately $14,000,000 of MedRehab's outstanding indebtedness at the closing of the MedRehab Merger. The Company repaid this indebtedness with funds it borrowed under the Credit Facility. Certain former MedRehab stockholders have the right to require the Company to repurchase their shares of Mariner Common Stock for approximately $1,500,000 during the period beginning June 30, 1996 and ending July 31, 1996.

         In May, 1996 the Company completed its acquisition of Regency Health Care Centers, Inc. ("Regency"), which operates seven skilled nursing facilities and one assisted nursing facility with an aggregate of 960 beds in Florida, Tennessee and Kansas (the "1996 Florida Acquisition"). All of the issued and outstanding shares of Regency common stock were converted into the right to receive an aggregate of approximately $28,050,000 in cash. The Company financed the consideration paid in the 1996 Florida Acquisition with a portion of the net proceeds from the sale of the Notes and borrowings under the Credit Facility. Mariner began managing the facilities acquired in the 1996 Florida Acquisition on March 1, 1996 for a monthly fee of 6.5% of net operating revenues of each facility.

         In March 1996, Mariner acquired a primary care physician organization in the Orlando, Florida area. In this transaction, Mariner issued an aggregate of 48,722 shares of its Common Stock and paid an aggregate of approximately $1,500,000 in cash which was financed under the Credit Facility.

         During  the  first   quarter  of  1996,   the  Company  also   borrowed
approximately $8,000,000 under the Credit Facility primarily to fund working capital requirements.

         The Company's capital expenditures for the quarter ended March 31, 1996 were approximately $3,500,000. The Company has currently budgeted approximately $30,000,000 for capital expenditures during 1996. The Company's currently planned capital expenditures include approximately $10,100,000 for upgrading the Company's information systems, approximately $4,200,000 for dererred maintenance for the inpatient facilities owned or leased by CSI and approximately $15,700,000 for expansion of existing facilities and other construction, as well as the costs of maintaining the Company's inpatient facilities and offices. The Company currently estimates that it spends approximately $300 per bed per year for maintenance of its inpatient facilities.

         The Company intends to expand its clinical programs in strategically selected metropolitan areas throughout the United States. The Company also intends to expand its pharmacy, home care, physician practice management and rehabilitation services. In addition to acquiring individual facilities, Mariner may acquire businesses that operate multiple facilities or ancillary health care services businesses. The Company continuously identifies and evaluates potential acquisition candidates and, in many cases, engages in discussions and negotiations regarding potential acquisitions. There can be no assurance that any of the Company's discussions or negotiations will result in an acquisition. Further, if the Company makes any acquisitions, there can be no assurance that it will be able to operate any acquired facilities or businesses profitably or otherwise successfully implement its expansion strategy.

         Mariner believes that its future capital requirements will depend upon a number of factors, including cash generated from operations and the rate at which it acquires additional inpatient facilities or other health care services businesses and the rate at which it adds rehabilitation programs. Mariner expects to fund such capital expenditures with borrowings under its Credit Facility, its existing cash resources and cash from operations. Mariner currently believes that the cash from operations, its existing cash resources and borrowings under the Credit Facility will be sufficient to meet its needs for the foreseeable future.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

         This Report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, anticipated trends in the Company's business and financial performance. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of the factors described in "Risk Factors" (included in Amendment No. 1 on Form 10-K/A to the Company's Annual Report on Form 10-K filed on April 9, 1996 with respect to the year ended December 31, 1995) including, among others (i) changes in the health care industry as a result of political, economic or regulatory influences; (ii) changes in regulations governing the health care industry; and (iii) changes in the competitive marketplace. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact transpire.

                                     PART II

                                OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits.

           The exhibits which are filed with this report, or are incorporated by reference into this report, are set forth on the Exhibit Index which appears on page 13 of this report.

           (b)    Reports on Form 8-K.

           January 2, 1996. Item 2 - Acquisition or Disposition of Assets, to disclose the consummation of the merger of Blue Corporation with and into Convalescent Services, Inc. ("CSI") and the acquisition of certain related assets, and Item 5 - Other Events, to disclose the amendment of the Company's Credit Facility with PNC Bank, N.A., as Agent, to increase the borrowing capacity thereunder from $120,000,000 to $175,000,000 and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, to disclose certain financial information relating to CSI.

           March 29, 1996. Item 5 - Other Events, to (i) disclose certain financial and other information relating to the proposed acquisition by Mariner of Regency Health Care Centers, Inc. ("Regency"), (ii) update the disclosure of certain financial information relating to the acquisition by Mariner of CSI by supplementing the historical financial statements of CSI appearing in the Company's Current Report on Form 8-K dated January 2, 1996, (iii) supplement certain interim financial information of (x) Heritage Health Care Centers of Central Florida, Inc., (y) Heritage Health Care Center of Baker County, Inc. and
(z) Inverness Health Care, A Limited Partnership d/b/a Heritage Health Care Center, appearing in the Company's Current Report on Form 8-K/A dated October 2, 1995 and filed with the Securities and Exchange Commission on December 15, 1995 and (iv) disclose certain pro forma financial information relating to certain recent and pending transactions by Mariner.

         April 4, 1996. Item 5 - Other Events, to disclose the consummation of the private placement by the Company of $150 million aggregate principal amount of its 9-1/2% Senior Subordinated Notes due 2006 pursuant to Section 4(2) and Rule 144A under the Securities Act of 1933.

         April 30, 1996. Item 2 - Acquisition or Disposition of Assets, to disclose the consummation of the merger of Regency with and into Mariner Health of Florida, Inc., a wholly owned subsidiary of the Company, and the acquisition of certain related assets, and Item 5 - Other Events, to disclose the amendment of the Company's Credit Facility with PNC Bank, N.A., as Agent, to increase the borrowing capacity thereunder from $175,000,000 to $200,000,000 and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, to disclose certain financial information relating to Regency.

                                  EXHIBIT INDEX

Number                   Description of Exhibits                           Page
- - ------                   -----------------------                           ----

10 Form of Employment Agreement between the Company and each of Jeffrey W. Kinell, Lawrence R. Deering, Jennifer Gallagher,
      Phyllis Madigan and certain other employees of the Company

11    Schedule of Computation of Net Earnings Per Share

27    Financial Statement Data Schedule

                                   SIGNATURES




         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED DULY THEREUNTO AUTHORIZED.


                                    MARINER HEALTH GROUP, INC.





DATE ________________               BY ________________________________

                                    Jeffrey W. Kinell
                                    Treasurer and Chief Financial Officer
                                    (Authorized officer and principal accounting and financial officer)


