Form 10-Q
period 1996-06-30
MARINER HEALTH GROUP INC
filed 1996-08-14
CIK 900304

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)
  X       QUARTERLY REPORT  PURSUANT TO SECTION  13 OR 15 (d)  OF THE SECURITIES
- -----     EXCHANGE ACT OF 1934


For the quarterly period ended     June 30, 1996
                                   -------------


                                       OR

          TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
- ------    EXCHANGE ACT OF 1934

For the transition period from __________ to__________

                         Commission file number 0-21512

                           MARINER HEALTH GROUP, INC.

             (Exact name of registrant as specified in its charter)

         Delaware                                              No. 06-1251310
         ---------                                             --------------
(State of Incorporation)                                     (I.R.S. Employer
                                                             Identification No.)

                 125 Eugene O'Neill Drive, New London, CT 06320
               (Address of principal executive office) (Zip Code)
                                 (860) 701-2000
                     (Telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X    NO
                                             -----    -----

28,833,524 shares of Common Stock, $.01 par value, were outstanding at August 5, 1996.





                           MARINER HEALTH GROUP, INC.
 ------------------------------------------------------------------------------

FORM 10-Q - JUNE 30, 1996
                                      INDEX

PART I   Financial Information                                          Page
- ------   ---------------------                                          ----

Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                  December 31, 1995 and June 30, 1996                     3

                  Consolidated Statements of Operations for the
                  Six Months Ended June 30, 1995 and 1996 and
                  Three Months Ended June 30, 1995 and 1996               4

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1995 and 1996                 5

                  Notes to Consolidated Financial Statements              6 - 7

Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           8 - 13

PART II. Other Information


Item 4.  Submission of Matters to a Vote of
                  Security Holders                                        14

Item 6.  Exhibits and Reports on Form 8-K                                 14

Exhibit Index                                                             15

Signatures                                                                16



ITEM 1.  FINANCIAL STATEMENTS



                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                  December 31,      June 30,
                                                                                                      1995            1996
                                                                                            --------------------------------
                                     ASSETS
Current assets:
             Cash and cash equivalents                                                           $      4,086   $      4,601
             Accounts receivable, less allowance for doubtful accounts of $10,078
                and $8,817, respectively                                                               92,537        112,076
             Estimated settlements due from third-party payors                                         12,915         32,781
             Prepaid expenses and other current assets                                                  6,757         14,354
             Deferred income tax benefit                                                                9,918          9,918
                                                                                             --------------------------------
                                      Total current assets                                            126,213        173,730

Property, plant, and equipment, net                                                                   174,486        331,390
Goodwill, net of accumulated amortization of $19,084 and $7,187, respectively                          78,212        186,014
Intangible and other assets, net of accumulated amortization of $6,550
     and $4,880, respectively                                                                          30,144         22,021
Restricted cash and cash equivalents                                                                    1,198          3,100
Deferred income tax benefit                                                                             1,273          1,273
                                                                                             --------------------------------
                                      Total assets                                                 $  411,526     $  717,528
                                                                                             ================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
             Current maturities of long-term debt and capital lease obligations                    $    5,156      $   5,607
             Accounts payable                                                                          10,904         23,905
             Accrued payroll                                                                            6,072          7,461
             Accrued vacation                                                                           5,053          7,647
             Other accrued expenses                                                                    22,808         34,158
             Deferred income taxes                                                                        987            987
             Other liabilities                                                                          1,085          4,115
                                                                                             --------------------------------
                                      Total current liabilities                                        52,065         83,880

Long-term debt and capital lease obligations,
     less current portion                                                                             107,910        298,498
Deferred income taxes                                                                                   6,007         14,913
Deferred gain                                                                                           2,122          2,056
Redeemable stock and other long-term liabilities                                                        1,030          1,854
                                                                                               ------------------------------
                                      Total liabilities                                               169,134        401,201
Commitments and contingencies
Stockholders' equity
             Common  stock,  $.01  par  value;   50,000,000  shares  authorized;
              22,540,010 issued and outstanding at December 31, 1995 and
              28,815,838 shares issued and outstanding at June 30, 1996.                                  225            288
             Additional paid-in capital                                                               246,660        310,960
             Unearned compensation                                                                       (15)           (12)
             Retained earnings (deficit)                                                              (4,478)          5,091
                                                                                             --------------------------------
                                      Total stockholders' equity                                      242,392        316,327
                                                                                             --------------------------------
                                      Total liabilities and stockholders' equity                   $  411,526     $  717,528
                                                                                             ================================

                             See accompanying notes




                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                             Six months ended                            Three months ended
                                                                 June 30,                                      June 30,
                                                         1995                1996                    1995                  1996
                                                         ----                ----                    ----                  ----
Net patient service revenue                          $   161,092         $   275,690              $   81,753            $  143,061
Other revenue                                              2,632               5,093                   1,812                 2,543
                                                 ----------------     ---------------       -----------------     -----------------
Total operating revenue                                  163,724             280,783                  83,565               145,604
                                                 ----------------     ---------------       -----------------     -----------------


Operating expenses:
  Facility operating costs                               127,273             213,914                  64,451               109,323
  Corporate general and administrative                    22,563              28,521                  16,015                11,294
                                                 ----------------     ---------------       -----------------     -----------------
                                                         149,836             242,435                  80,466               120,617
                                                 ----------------     ---------------       -----------------     -----------------

  Interest expense, net                                      731              10,970                     452                 6,578
  Facility rent expense, net                                 918               1,212                     563                   738
  Depreciation and amortization                            5,291              10,328                   2,631                 5,132
                                                 ----------------     ---------------       -----------------     -----------------
Total operating expenses                                 156,776             264,945                  84,112               133,065
                                                 ----------------     ---------------       -----------------     -----------------

Operating income (loss)                                    6,948              15,838                   (547)                12,539
Loss on sale of facilities                                  (11)                 ---                    (11)                   ---
                                                 ----------------     ---------------       -----------------     -----------------
Income (loss) before income taxes and
  extraordinary item                                       6,937              15,838                   (558)                12,539
Provision for (benefit from) income taxes                  2,521               6,269                   (355)                 5,015
                                                 ----------------     ---------------       -----------------     -----------------
Net income (loss) before extraordinary item                4,416               9,569                   (203)                 7,524
Extraordinary Item                                       (1,138)                 ---                 (1,138)                   ---
                                                 ----------------     ---------------       -----------------     -----------------
Net income (loss)                                $         3,278       $       9,569          $      (1,341)           $     7,524
                                                 ================     ===============       =================     =================

Net income (loss) per common and
 common equivalent share:


  Weighted average common and common                  23,074,000          29,261,000              22,557,000            29,404,000
  equivalent shares outstanding
                                                 ================     ===============       =================     =================

  Net income (loss) per common and
  common equivalent share                          $        0.14       $        0.33          $       (0.06)         $        0.26
                                                 ================     ===============       =================     =================



                             See accompanying notes







                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           Six months ended June 30

                                                                                           1995                1996
                                                                                   -------------------------------------
Cash flows from operating activities:
Net income
                                                                                         $    3,278           $    9,569
Adjustments  to  reconcile  net income to cash (used by)  provided by  operating activities:
  Extraordinary item                                                                          1,138                  ---
  Depreciation and amortization                                                               5,291               10,328
  Provision for losses on accounts receivable                                                 1,161                1,606
  Loss on sale of facilities                                                                     20                  ---
  Amortization of deferred gain                                                               (248)                 (66)
  Amortization of stock plan expense                                                             11                    3
  Earnings from partnerships                                                                    (7)                  ---
  Non-cash charge for warrants issued                                                           ---                  850
  Amortization of deferred financing costs                                                      ---                  409
  Charge for abandonment of assets                                                              ---                1,061
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                                        (17,591)              (6,350)
    Increase in estimated settlements from third parties                                    (2,973)             (13,311)
    Increase in prepaid expenses and other current assets                                   (1,907)              (6,254)
    Increase in accounts payable                                                              1,525                4,381
    Increase in accrued liabilities                                                           3,437                3,110
    Increase (decrease) in other current liabilities                                            911                (203)
                                                                                   -----------------    -----------------
  Net Cash (Used by) Provided by Operating Activities                                       (5,954)                5,133
                                                                                   -----------------    -----------------

Cash flows used by investing activities:
  Purchase of plant, property and equipment                                                 (7,368)             (11,078)
  Cash paid for acquisitions, net of cash acquired                                         (15,346)             (87,679)
  Deficits acquired                                                                           1,055                4,220
  Purchase deposit                                                                         (19,500)                  ---
  Increase in intangible and other assets                                                   (1,601)              (4,322)
                                                                                   -----------------    -----------------
Net Cash Used by Investing Activities                                                      (42,760)             (98,859)
                                                                                   -----------------    -----------------


Cash flows from financing activities:
  Drawings on line of credit                                                                 27,500               92,981
  Proceeds from notes offering                                                                  ---              149,666
  Repayments on line of credit                                                              (9,000)            (133,481)
  Repayments of long term debt and capital lease obligations                                  (842)             (17,376)
  Proceeds from exercise of employee stock options and warrants                                 221                2,506
  Shares issued under employee stock purchase plan                                              920                  156
  Partnership distributions                                                                      39                  ---
  Decrease (increase) in restricted cash                                                        157                (211)
                                                                                   -----------------    -----------------
  Net Cash Provided by Financing Activities                                                  18,995               94,241
                                                                                   -----------------    -----------------

Decrease (increase) in cash and cash equivalents                                           (29,719)                  515
Cash and cash equivalents at beginning of period                                             37,209                4,086
                                                                                   =================    =================
Cash and cash equivalents at end of period                                               $    7,490           $    4,601
                                                                                   =================    =================

                             See accompanying notes








                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements as of and for the periods ended June 30, 1995 and 1996 are unaudited. All adjustments and accruals have been made which, in the opinion of the management, are necessary for a fair presentation. In addition to normal, recurring adjustments, corporate general and administrative expenses for the first six months of 1996 included a charge of $6,511,000 composed of $5,661,000 related to the pooling of interests with MedRehab, Inc. ("MedRehab") and a charge of $850,000 for warrants issued in connection with a preferred provider agreement. Results of operations for the period ended June 30, 1996 are not necessarily indicative of those expected for any future period.

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared with the assumption that users of the interim financial information have either read or have access to the Company's audited consolidated financial statements for the year ended December 31, 1995. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the Company's December 31, 1995 audited consolidated financial statements have been omitted from these unaudited interim consolidated financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with the generally accepted accounting principles have been condensed or omitted pursuant to such instructions, rules and regulations. Although the
         Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995.


         The unaudited interim consolidated financial statements of the Company have been prepared to give retroactive effect to the merger with MedRehab which was accounted for as a pooling of interests. Accordingly, the accompanying unaudited consolidated financial statements have been restated to include the accounts and operations of MedRehab for all periods presented.


2. In January 1996, Mariner completed the merger with Convalescent Services, Inc. ("CSI") and its acquisition of certain related assets. In the merger, all of the issued and outstanding shares of capital stock of CSI were converted into the right to receive an aggregate of 5,853,656 shares of the Company's Common Stock and $7,000,000 in cash. In connection with the CSI merger, Mariner acquired certain assets that are related to CSI's business from affiliates of CSI's stockholders for an aggregate of approximately $17,694,000 in cash and loaned an aggregate of $1,619,000 to the partnerships that sold certain assets to the Company. In addition, the Company acquired options to purchase 12 of the facilities leased by CSI from affiliates of CSI's stockholders at fair market value and made nonrefundable deposits in the aggregate of $13,155,000 with the lessors of the facilities subject to such options. The options are exercisable during specified periods between 1998 and 2010. The aggregate estimated fair market value as of the earliest exercise date of the options of, and the aggregate purchase price for, the 12 facilities subject to the options is approximately $59,585,000 (which includes the deposit of $13,155,000 paid by the Company in May 1995). Mariner financed the cash consideration paid in these transactions with borrowings under the Company's credit facility.


3. In January 1996, Mariner entered into an agreement to be the preferred provider of subacute services to Premier ("APS"), which is the largest hospital-health care alliance in the United States with approximately 1,700 member hospitals. As the preferred subacute provider, Mariner may contract individually with member hospitals and systems to provide subacute services. This agreement provides the Company the opportunity to more quickly expand its services in certain of its existing markets and enter new markets with lower capital commitments. Pursuant to this arrangement, an APS affiliate was granted warrants to purchase 210,000 shares of Mariner Common Stock at an exercise price of $11.375 per share, as well as warrants to purchase up to an additional 1,890,000 shares of Mariner Common Stock over a five year period depending on the performance of the arrangements between Mariner and APS-affiliated facilities. The Company recorded a charge of approximately $850,000 in the first quarter of 1996 as a result of the 210,000 warrants granted.


4. On March 1, 1996, the Company consummated a merger with MedRehab, Inc. ("MedRehab"). The tax-free, stock-for-stock transaction was accounted for as a pooling of interests. In total, an aggregate of approximately 2,312,500 shares of Mariner Common Stock were exchanged for all outstanding shares of MedRehab capital stock or will be issued upon exercise of options to purchase shares of MedRehab capital stock. The results of MedRehab prior to the merger included in the restated financial statements have not been separately disclosed as they are immaterial to the results of the combined Company. The historical financial statements of the Company for all periods presented give retroactive effect to the MedRehab merger.

5. In March 1996, Mariner acquired a primary care physician organization in the Orlando, Florida area. In this transaction, Mariner issued an aggregate of 48,722 shares of its Common Stock and paid an aggregate of approximately $1,500,000 in cash which was financed under the Credit Facility (as defined herein).

6. On April 4, 1996, the Company sold $150,000,000 aggregate principal amount of its 9 1/2% Senior Subordinated Notes due 2006 (the "Notes"). The Notes are uncollateralized senior subordinated obligations of Mariner and, as such, are subordinated in right of payment to all existing and future senior indebtedness of Mariner, including indebtedness under the Credit Facility. From the net proceeds of approximately $144,500,000 from the sale of the Notes, approximately $131,000,000 was used to repay all outstanding indebtedness under the Credit Facility (including interest and certain other fees) and the remainder was used to pay a portion of the purchase price for the 1996 Florida Acquisition (as defined herein).

7. In May, 1996 the Company completed its acquisition of a Company that operates seven skilled nursing facilities and one assisted living facility with an aggregate of 960 beds in Florida, Tennessee and Kansas (the "1996 Florida Acquisition"). All of the issued and outstanding shares of common stock were converted into the right to receive an aggregate of approximately $28,050,000 in cash. The Company financed the consideration paid in the 1996 Florida Acquisition with a portion of the net proceeds from the sale of the Notes and borrowings under the Credit Facility. Mariner began managing the facilities acquired in the 1996 Florida Acquisition on March 1, 1996 for a monthly fee of 6.5% of net operating revenues of each facility.

8. In July 1996, Mariner entered into an agreement to acquire certain assets from Allegis Health Services, Inc. ("Allegis"). Under the terms of the agreement, the Company will purchase five inpatient facilities, assume two operating leases and one capital lease and purchase Allegis' institutional pharmacy and its rehabilitation program management subsidiary. The total purchase price of $98,000,000 consists of the assumption of $15,000,000 in debt, including the capital lease, and $95,000,000 in cash which will be borrowed under the Credit Facility. The Purchase Price is subject to adjustment (to a maximum of $105,000,000 but in no event less than $95,000,000) based on a multiple of the net operating income of the entities acquired. The closing is expected to be completed on or about October 1, 1996.




ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated historical financial data as percentages of total operating revenue for the three months and six months ended June 30, 1995 and 1996 and the percentage changes in the dollar amounts of revenues and expenses for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1996.


                                          Six months            Percentage              Three months        Percentage Increase
                                            ended                Increase                  ended                (Decrease)
                                           June 30,           Six months ended            June 30,          Three months ended
                                       1995        1996        1996 over 1995         1995        1996        1996 over 1995
                                       ----        ----        --------------         ----        ----        --------------
Revenues:
  Net patient service revenue          98.4%       98.2%           71.1%              97.8%       98.3%           75.0%
  Other revenue                         1.6%        1.8%           93.5%               2.2%        1.7%           40.3%
                                     --------    --------                           --------    --------
  Total operating revenue             100.0%      100.0%           71.5%             100.0%      100.0%           74.2%


Operating and administrative
expenses:
  Facility operating costs             77.7%       76.2%           68.1%              77.1%       75.1%           69.6%
  Corporate general and                13.8%       10.2%           26.4%              19.2%        7.8%          (29.5%)
administrative


Interest expense, net                   0.4%        3.9%         1400.7%              0.5%        4.5%          1355.3%
Facility rent expense, net              0.6%        0.4%           32.0%               0.7%        0.5%           31.1%
Depreciation and amortization           3.2%        3.7%           95.2%               3.1%        3.5%           95.1%
                                     --------    --------                           --------    --------
Total operating costs and
  administrative expense               95.8%       94.4%           69.0%             100.7%       91.4%           58.2%
                                     --------    --------                           --------    --------


Income before income tax and
  extraordinary item                    4.2%        5.6%          128.3%             -0.7%        8.6%            N/M
                                     --------    --------                           --------    --------





THREE MONTHS ENDED  JUNE 30, 1995 AND 1996

         REVENUE. Total operating revenue increased 74% from $83,565,000 during the three months ended June 30, 1995 to $145,604,000 during the three months ended June 30, 1996.

         Net patient service revenue increased by approximately $61,308,000 or 75% from the second quarter of 1995 to the second quarter of 1996. Net patient service revenue includes revenue from basic medical and ancillary services provided by the Company, including rehabilitation, pharmacy and infusion therapy services and the provision of medical equipment and supplies. The increase was the result of the inclusion in 1996 of revenue from 38 facilities, two pharmacies and several home health agencies acquired after June 1995, as well as increases in revenue per rehabilitation contract.

         Other revenue aggregated $2,543,000 during the quarter ended June 30, 1996. This revenue was generated primarily from the Company's management activities related to subacute care units and facilities.

         FACILITY OPERATING COSTS. Facility operating costs consist of primarily employee salaries, wages and benefits, food, ancillary supplies, pharmacy supplies and plant operations. Most clinical staff and rehabilitation therapists are paid an hourly wage. Salaries, wages and benefits as a percentage of revenues are higher at newly opened facilities, which require a basic complement of staff on the day the program opens regardless of the patient census, than at continuing facilities. As the patient census increases and the patient mix improves at its inpatient facilities, the Company has experienced decreases in such expenses as a percent of revenues at those facilities. Various other types of operating expenses, including medical supplies, pharmacy supplies, nutritional support services and expenses associated with the provision of ancillary services, vary more directly with patient census as well as general rates of inflation.

         Facility operating costs increased 70% from $64,451,000 in the second quarter of 1995 to $109,323,000 in the second quarter of 1996. These increases were principally the result of the inclusion of expenses for 38 facilities, two pharmacies and several home health care agencies acquired after June 1995. As a percentage of total operating revenue, these costs aggregated 77.1% and 75.1% for the three months ended June 30, 1995 and 1996, respectively.

         CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. Corporate general and administrative expenses include the expenses of the Company's corporate and regional offices, which provide training, marketing, financial and management services. These expenses decreased 30% from $16,015,000 in the second primarily quarter of 1995 to $11,294,000 in the second quarter of 1996. This decrease was the result of a charge incurred during the second quarter of 1995, in which the Company accrued costs totaling $8,073,000 related to the merger with Convalescent Services, Inc. ("CSI") and the consolidation of various regional and satellite offices to the Company's New London, Connecticut office. This decrease was partially offset by incremental costs associated with the hiring of additional corporate personnel required to support the additional facilities and businesses acquired or managed since June 30, 1995.

         As a percentage of total revenue, these expenses were approximately 19.2% and 7.8% for the three months ended June 30, 1995 and 1996, respectively.

         INTEREST EXPENSE, NET. Interest expense increased from $452,000 in the second quarter of 1995 to $6,578,000 in the second quarter of 1996. This increase was the result of interest related to the Notes issued in April 1996 and increased borrowings under the Credit Facility used to fund acquisitions of facilities and businesses acquired after the second quarter of 1995.

         RENT EXPENSE, NET. Rent expense increased 31% from $563,000 in the second quarter of 1995 to $738,000 in the second quarter of 1996. This increase was due to additional facilities under operating lease agreements, offset in part by the purchase of a previously leased facility in the fourth quarter of 1995.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 95% from $2,631,000 in the second quarter of 1995 to $5,132,000 in the second quarter of 1996. This increase was primarily attributable to the facilities and businesses acquired after the second quarter of 1995.

         EXTRAORDINARY ITEM. During the second quarter of 1995, the Company amended certain significant terms of its Credit Facility. As a result of the amendment, the Company wrote off its remaining unamortized deferred financing fees of $1,836,000 with a resulting tax benefit of $698,000.

         PROVISION FOR INCOME TAX. The Company expects its effective rate for 1996 to be approximately 40%. This increase from 38% in 1995 is due to certain permanent book to tax differences offset by the utilization of deferred tax assets related to MedRehab.


         SIX MONTHS ENDED JUNE 30, 1995 AND 1996.

         REVENUE. Total operating revenue increased 71% from $163,724,000 during the first six months of 1995 to $280,783,000 in the first six months of 1996.

         Net patient service revenue increased by approximately $114,598,000 or 71% from the first six months of 1995 to the first six months of 1996. The increase was the result of the inclusion in 1996 of revenue from 38 facilities, two pharmacies and several home health care agencies acquired since June 1995, as well as increases in revenue per rehabilitation contract.

         Other revenue aggregated $5,093,000 during the six months ended June 30, 1996. This revenue was generated primarily from the Company's management activities related to subacute care units and facilities.

         FACILITY OPERATING COSTS. Facility operating costs increased 68% from $127,273,000 in the first six months of 1995 to $213,914,000 in the first six months of 1996. These increases were principally the result of the inclusion of expenses for 38 facilities, two pharmacies and several home health care agencies acquired after the second quarter of 1995. As a percentage of total operating revenues, these costs aggregated 77.7% and 76.2% in the first six months of 1995 and 1996, respectively.

         CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. Corporate general and administrative expenses increased 26% from $22,563,000 in the first six months of 1995 to $28,521,000 in the first six months of 1996. The increase was primarily the result of additional corporate personnel required to support the additional facilities acquired and managed during 1995 and 1996.

         During the second quarter of 1995, the Company accrued costs totaling $8,073,000 related to the merger with CSI and the consolidation of various regional and satellite offices to the New London, Connecticut office. Of this total charge, approximately $3,691,000 related to severance and corresponding payroll costs and approximately $4,382,000 related to expenses incurred to close the regional offices.

         During the first quarter of 1996, these expenses included a charge of $6,511,000 composed of $5,661,000 related to the pooling of interests with MedRehab and a charge of $850,000 for warrants issued in connection with a preferred provider agreement.

         As a percentage of total operating revenues, these expenses were approximately 13.8% and 10.2% in the first six months of 1995 and 1996, respectively.

         INTEREST EXPENSE, NET. Interest expense increased from $731,000 in the first six months of 1995 to $10,970,000 in the first six months of 1996. This increase was the result of interest on the Notes issued in April 1996 and borrowings used primarily to fund acquisitions of facilities and businesses acquired after the second quarter of 1995.

         RENT EXPENSE, NET. Rent expense increased 32% from $918,000 in the first six months of 1995 to $1,212,000 in the first six months of 1996. This increase was due to additional facilities under operating lease agreements, offset in part by the purchase of a previously leased facility in the fourth quarter of 1995.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 95% from $5,291,000 in the first six months of 1995 to $10,328,000 in the first six months of 1996, principally as the result of the addition of facilities and businesses after the second quarter of 1995.


         LIQUIDITY AND CAPITAL RESOURCES

         Mariner has financed its operations, acquisitions and capital expenditures primarily from borrowings, cash provided by operations and proceeds from security issuances. As of June 30, 1996, working capital and cash and cash equivalents were $89,850,000 and $4,601,000, respectively.

         Mariner has a $250,000,000 senior secured revolving credit facility with a syndicate of banks (the "Credit Facility"). As of April 30, 1996, the Company entered into an amendment to the Credit Facility to increase the size of the Credit Facility to $200,000,000 from $175,000,000, extend the maturity of the Credit Facility and reduce certain restrictions that the Credit Facility imposes on the operations of the business of the Company and its subsidiaries. During June of 1996 the terms were amended to provide for borrowings up to $250,000,000. As of December 31, 1995 and June 30, 1996, principal balances outstanding under the Credit Facility were approximately $64,500,000 and $24,000,000, respectively, and letters of credit outstanding under this facility were $2,612,000. On April 5, 1996, the Company repaid all then outstanding indebtedness (other than letters of credit outstanding under the Credit Facility) under the Credit Facility with proceeds from the offering of the Notes described below. Mariner has used, and intends to continue to use, borrowings under the Credit Facility to finance the acquisition and development of additional subacute care facilities and related businesses, and for general corporate purposes, including working capital. Mariner's obligations under the Credit Facility are collateralized by a pledge of the stock of its subsidiaries and are guaranteed by all of the Company's subsidiaries. In addition, the Credit Facility is secured by mortgages on certain of the Company's inpatient facilities, leasehold mortgages on certain inpatient facilities leased by the Company, and security interests in certain other properties and assets of the Company and its subsidiaries. The Credit Facility matures on April 30, 1999 and provides for prime or LIBOR-based interest rate options. The borrowing availability and rate of interest varies depending upon specified financial ratios. The Credit Facility also contains covenants which, among other things, require the Company to maintain certain financial ratios and impose certain limitations or prohibitions on the Company with respect to the incurrence of indebtedness, senior indebtedness, liens and capital leases; the payment of dividends on, and the redemption or repurchase of, its capital stock; investments and acquisitions, including acquisitions of new facilities; the merger or consolidation of the Company with any person or entity; and the disposition of any of the Company's properties or assets.

         On April 4, 1996, the Company issued the Notes. The Notes are uncollateralized senior subordinated obligations of Mariner and, as such, are subordinated in right of payment to all existing and future senior indebtedness of Mariner, including indebtedness under the Credit Facility. From the net proceeds of approximately $144,500,000 from the sale of the Notes, approximately $131,000,000 was used to repay all outstanding indebtedness under the Credit Facility (including interest and certain other fees) and the remainder was used to pay a portion of the purchase price for the 1996 Florida Acquisition. The Notes contain certain covenants, including, among other things, covenants with respect to the following matters: (i) limitation on indebtedness; (ii) limitation on restricted payments; (iii) limitation on the incurrence of liens;
(iv) restriction on the issuance of preferred stock of subsidiaries; (v) limitation on transactions with affiliates; (vi) limitation on sale of assets;
(vii) limitation on other senior subordinated indebtedness; (viii) limitation on guarantees by subsidiaries; (ix) limitation on the creation of any restriction on the ability of the Company's subsidiaries to make distributions; and (x) restriction on mergers, consolidations and the transfer of all or substantially all of the assets of the Company to another person. The Notes were issued under an Indenture dated as of April 4, 1996 by and among the Company and State Street Bank and Trust Company, as trustee (the "Indenture").


         Accounts receivable (net of allowances) were $92,537,000 and $112,076,000 at December 31, 1995 and June 30, 1996, respectively. Estimated settlements due from third party payors aggregated $12,915,000 and $32,781,000 at December 31, 1995 and June 30, 1996, respectively. The increases primarily reflected the addition of the CSI and Regency facilities. The number of days sales in accounts receivable and estimated settlements due from third party payors was approximately 96 days at December 31, 1995 and 91 days at June 30, 1996. This decrease was primarily due to improved collections and completion of billing systems conversions.

         In March 1995, Mariner acquired a 60-bed skilled nursing facility located in St. Petersburg, Florida, for $2,500,000 in available cash. In June 1995, Mariner purchased a 150-bed skilled nursing facility in Nashville, Tennessee, for a total purchase price of approximately $8,500,000. The purchase price was financed under the Credit Facility. In June 1995, the Company purchased an 80,000 square-foot building in New London, Connecticut to serve as its corporate headquarters. The purchase price of the new building was $3,050,000 and was financed under the Credit Facility. The Company completed the relocation to its new headquarters in October 1995. During the fourth quarter of 1995, Mariner also completed the acquisition of six skilled nursing facilities with an aggregate of 686 beds in central and northern Florida (the "Heritage Acquisition"). The purchase price for such transaction was $42,800,000, consisting of the payment of $33,000,000 in cash, the assumption of debt in the amount of $7,200,000 and the issuance of a note in the principal amount of $2,600,000. The cash portion of the transaction was financed through borrowings under the Credit Facility. In October 1995, the Company acquired an institutional pharmacy operation based in Dallas, Texas, for the total purchase price of approximately $1,623,000. The purchase price was financed through the Company's Credit Facility and the issuance of a note to the seller.

         During the fourth quarter of 1995, the Company  borrowed  approximately
$8,000,000  under  the  Credit  Facility   primarily  to  fund  working  capital
requirements.

         In January 1996, Mariner completed the CSI merger and its acquisition of certain related assets. In the CSI merger, all of the issued and outstanding shares of capital stock of CSI were converted into the right to receive an aggregate of 5,853,656 shares of the Company's Common Stock and $7,000,000 in cash. In connection with the CSI merger, Mariner acquired certain assets that are related to CSI's business from affiliates of CSI's stockholders for an aggregate of approximately $17,694,000 in cash and loaned an aggregate of $1,619,000 to the partnerships that sold certain assets to the Company. In addition, the Company acquired options to purchase 12 of the facilities leased by CSI from affiliates of CSI's stockholders at fair market value and made nonrefundable deposits in the aggregate of $13,155,000 with the lessors of the facilities subject to such options. The options are exercisable during specified periods between 1998 and 2010. The aggregate estimated fair market value as of the earliest exercise date of the options of, and the aggregate purchase price for, the 12 facilities subject to the options is approximately $59,585,000 (which includes the deposit of $13,155,000 paid by the Company). Mariner financed the cash consideration paid in these transactions with borrowings under the Credit Facility.

         On March 1, 1996, the Company completed the MedRehab merger. Mariner issued an aggregate of approximately 2,312,500 shares of its Common Stock for all of MedRehab's outstanding capital stock and options to purchase MedRehab capital stock in a merger that was accounted for as a pooling of interests. In addition, the Company prepaid an aggregate principal amount of approximately $14,000,000 of MedRehab's outstanding indebtedness at the closing of the MedRehab merger. The Company repaid this indebtedness with funds it borrowed under the Credit Facility. Certain former MedRehab stockholders exercised their right to require the Company to repurchase their shares of Mariner Common Stock for approximately $1,326,000 on July 31, 1996.

         In May, 1996, the Company completed the 1996 Florida Acquisition which involved seven skilled nursing facilities and one assisted living facility with an aggregate of 960 beds in Florida, Tennessee and Kansas. All of the issued and outstanding shares of common stock were converted into the right to receive an aggregate of approximately $28,050,000 in cash. The Company financed the consideration paid in the 1996 Regency Acquisition with a portion of the net proceeds from the sale of the Notes and borrowings under the Credit Facility. Mariner began managing the facilities acquired in the 1996 Regency Acquisition on March 1, 1996 for a monthly fee of 6.5% of net operating revenues of each facility.

         In March 1996, Mariner acquired a primary care physician organization in the Orlando, Florida area. In this transaction, Mariner issued an aggregate of 48,722 shares of its Common Stock and paid an aggregate of approximately $1,500,000 in cash which was financed under the Credit Facility.

         In July 1996, Mariner entered into an agreement to acquire certain assets from Allegis. Under the terms of the agreement, the Company will purchase five inpatient facilities, assume two operating leases and one capital lease and purchase Allegis' institutional pharmacy and its rehabilitation program management subsidiary. The total purchase price of $110,000,000 consists of the assumption of $15,000,000 in debt, including the capital lease, and $95,000,000 in cash which will be borrowed under the Credit Facility. The closing is expected to be completed on or about October 1, 1996.

         During the first six months of 1996, the Company also borrowed approximately $8,000,000 under the Credit Facility primarily to fund working capital requirements.

         The Company's capital expenditures for the six months ended June 30, 1996 were approximately $11,078,000.

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

         Mariner believes that its future capital requirements will depend upon a number of factors, including cash generated from operations and the rate at which it acquires additional inpatient facilities or other health care services businesses and the rate at which it adds rehabilitation programs. Mariner expects to fund such capital expenditures with borrowings under the Credit Facility, its existing cash resources and cash from operations. Mariner currently believes that the cash from operations, its existing cash resources and borrowings under the Credit Facility will be sufficient to meet its needs for the foreseeable future.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

         This Report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, anticipated trends in the Company's business and financial performance. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of the factors described in "Risk Factors" (included in Amendment No. 1 on Form 10-K/A to the Company's Annual Report on Form 10-K filed on April 9, 1996 with respect to the year ended December 31, 1995) including, among others, (i) changes in the health care industry as a result of political, economic or regulatory influences; (ii) changes in regulations governing the health care industry; and (iii) changes in the competitive marketplace. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact transpire.



                                     PART II

                                OTHER INFORMATION

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's annual meeting of stockholders held May 21, 1996, the Company's stockholders took the following actions:

         (1) The Company's stockholders reelected Arthur W. Stratton, Jr., M.D. and elected Stiles A. Kellett, Jr. as Class III directors to serve for a three-year term expiring at the Company's annual meeting of stockholders in 1999. Election of the directors was determined by a plurality of the votes cast at the 1996 annual meeting. With respect to such matter, the votes were cast as follows: 18,782,455 shares voted for the reelection of Dr. Stratton,no shares voted against the reelection of Dr. Stratton and 53,525 shares abstained from voting on the proposal, and 18,782,413 shares voted for the election of Mr. Kellett, no shares voted against the election of Mr. Kellett and 53,53,567 shares abstained from voting on the proposal. No other persons were nominated, or received votes, for election as directors of the Company whose term of office continued after the annual meeting were: David C. Fries, Ph.D., Christopher Grant, Jr. and John F. Robenalt, Esq.

         (2) The Company's stockholders ratified the selection of Coopers & Lybrand L.L.P., independent public accountants, as auditors for the Company's fiscal year ending December 31, 1996. With respect to such matter, the votes were cast as follows: 18,735,193 voted for the proposal, 72,709 shares voted against the proposal and 28,078 shares abstained from voting on the proposal.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

         The exhibits which are filed with this report, or are incorporated by reference into this report, are set forth on the Exhibit Index which appears on page 14 of this report.

         (b)      Reports on Form 8-K.


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

         June 13, 1996. Item 5 - Others Events, to (i) disclose certain historical financial information of Mariner which was restated to give retroactive effect to the merger with MedRehab, which was accounted for as a pooling of interests, (ii) supplement certain historical financial information of Regency, which was acquired by Mariner in May 1996, and (iii) disclose certain updated pro forma financial information relating to the Company and its recent acquisitions.


                                  EXHIBIT INDEX


EXHIBIT NO.                        DESCRIPTION
- -----------                        -----------

10.1 Amendment No. 10 to Credit Agreement and Waiver dated as of July 1, 1996 by and among the Company, PNC Bank, National Association, and the other banks party thereto

10.2                               Amendment  No.  11 to  Credit  Agreement  and
                                   Consent dated as of July 31, 1996 by and among the Company, PNC Bank, National Association, and the other banks party thereto



11 Computation of shares used in determining net income per share (1) (Dollars in thousands)


27                                 Financial Data Schedule




                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly thereto authorized.


                                         MARINER HEALTH GROUP, INC.



DATE August 14, 1996                       BY  /s/ Jeffrey W. Kinell
    ------------                           -----------------------------
                                           Jeffrey W. Kinell
                                           Treasurer and Chief Financial Officer
                                           (Authorized officer and principal
                                           accounting and financial officer)