Form 10-Q
period 1996-09-30
MARINER HEALTH GROUP INC
filed 1996-11-14
CIK 900304

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q


(MARK ONE)

   X
 ----- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED        SEPTEMBER 30, 1996
                                      ------------------


                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM        TO
                                                  -------  -------
                         COMMISSION FILE NUMBER 0-21512
                                                -------

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

                 125 EUGENE O'NEILL DRIVE, NEW LONDON, CT 06320
                 ----------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

                                (860) 701-2000
                                 --------------
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

28,956,821 SHARES OF COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING AT NOVEMBER 12 1996.





                           MARINER HEALTH GROUP, INC.
-------------------------------------------------------------------------------
FORM 10Q - SEPTEMBER 30, 1996
                                      INDEX


PART I   FINANCIAL INFORMATION                                          PAGE
         ---------------------                                          ----

ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS AS OF
                  DECEMBER 31, 1995 AND SEPTEMBER 30, 1996                3

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                  NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996 AND
                  THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996          4

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                  NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996           5

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              6 - 8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS           9 - 14

PART II. OTHER INFORMATION
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 15

EXHIBIT INDEX                                                             16

SIGNATURES                                                                17


ITEM 1 FINANCIAL STATEMENTS

                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                                                      December         September
                                                                                                         31,              30,
                                                                                                        1995             1996
                                                                                                 -----------------------------------
                                             ASSETS
   Current assets:
                Cash and cash equivalents                                                             $      4,086     $      10,703
                Accounts receivable, less allowance for doubtful accounts of $10,078
                   and $10,133, respectively                                                                92,537           112,080
                Estimated settlements due from third-party payors                                           12,915            18,397
                Prepaid expenses and other current assets                                                    6,757            11,951
                Deferred income tax benefit                                                                  9,918             9,997
                                                                                                   ---------------------------------
                                 Total current assets                                                      126,213           163,128

   Property, plant, and equipment, net                                                                     174,486           331,906
   Goodwill, net of accumulated amortization of $19,084 and $8,678, respectively                            78,212           199,121
   Intangible and other assets, net of accumulated amortization of $6,550
        and $5,443, respectively                                                                            30,144            23,200
   Restricted cash and cash equivalents                                                                      1,198             2,545
   Deferred income tax benefit                                                                               1,273             1,989
                                                                                                 -----------------------------------
                                 Total assets                                                           $  411,526     $     721,889
                                                                                                 ===================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
                Current maturities of long-term debt and capital lease obligations                       $   5,156     $       5,652
                Accounts payable                                                                            10,904            20,608
                Accrued payroll                                                                              6,072             7,774
                Accrued vacation                                                                             5,053             7,059
                Other accrued expenses                                                                      22,808            43,445
                Deferred income taxes                                                                          987               265
                Other liabilities                                                                            1,085             3,263
                                                                                                 -----------------------------------
                                 Total current liabilities                                                  52,065            88,066

   Long-term debt and capital lease obligations,
        less current portion                                                                               107,910           297,231
   Deferred income taxes                                                                                     6,007            15,690
   Deferred gain                                                                                             2,122             1,997
   Redeemable stock and other long-term liabilities                                                         1,030                533
                                                                                                    --------------------------------
                                 Total liabilities                                                         169,134           403,517
   Commitments and contingencies
   Stockholders' equity
                Common  stock,  $.01 par value;  50,000,000  shares  authorized;
                 22,540,010 issued and outstanding at December 31, 1995 and
                 28,971,091 shares issued and outstanding at September 30, 1996.                               225               290
                Additional paid-in capital                                                                 246,660           312,681
                Unearned compensation                                                                         (15)              (10)
                Retained earnings (deficit)                                                                (4,478)             5,411
                                                                                                 -----------------------------------
                                 Total stockholders' equity                                                242,392           318,372
                                                                                                 -----------------------------------
                                 Total liabilities and stockholders' equity                             $  411,526      $    721,889
                                                                                                 ===================================


                             See accompanying notes


                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                           Nine months ended                          Three months ended
                                                              September 30,                               September 30,

                                                          1995                 1996                  1995                   1996
                                                          ----                 ----                  ----                   ----


Net patient service revenue                       $      244,417      $      410,389        $         83,325      $        134,699
Other revenue                                              9,116               8,145                   6,484                 3,052
                                                 ----------------     ---------------       -----------------     -----------------
Total operating revenue                                  253,533             418,534                  89,809               137,751
                                                 ----------------     ---------------       -----------------     -----------------


Operating expenses:
  Facility operating costs                               198,945             326,777                  71,672               112,863
  Corporate general and administrative                    31,253              39,546                   8,690                11,025
                                                 ----------------     ---------------       -----------------     -----------------
                                                         230,198             366,323                  80,362               123,888
                                                 ----------------     ---------------       -----------------     -----------------

  Interest expense, net                                    1,627              17,733                     896                 6,763
  Facility rent expense, net                               1,446               2,318                     528                 1,106
  Depreciation and amortization                            7,903              15,677                   2,612                 5,349
                                                 ----------------     ---------------       -----------------     -----------------
Total operating expenses                                 241,174             402,051                  84,398               137,106
                                                 ----------------     ---------------       -----------------     -----------------

Operating income                                          12,359              16,483                   5,411                   645
Gain (loss) on sale of facilities                            (8)                 ---                       3                   ---
                                                 ----------------     ---------------       -----------------     -----------------
Income before income taxes and
  extraordinary item                                      12,351              16,483                   5,414                   645
Provision for income taxes                                 4,449               6,593                   1,928                   324
                                                 ----------------     ---------------       -----------------     -----------------
Net income before extraordinary item                       7,902               9,890                   3,486                   321
Extraordinary Item                                       (1,138)                 ---                     ---                   ---
                                                 ================     ===============       =================     =================
Net income                                       $         6,764      $        9,890        $          3,486      $            321
                                                 ================     ===============       =================     =================

Net income per common and common
  equivalent share                               $          0.30      $         0.34        $           0.15      $           0.01

                                                 ================     ===============       =================     =================


  Weighted average common and common
  equivalent share outstanding                            22,822              29,384                  22,780                29,573
                                                 ================     ===============       =================     =================




                             See accompanying notes


                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                          Nine months ended September 30
                                                                                            1995                1996
                                                                                     ---------------------------------------

Cash flows from operating activities:
Net income                                                                        $           6,764    $           9,890

Adjustments  to  reconcile  net income to cash (used by)  provided by  operating activities:
  Extraordinary item                                                                          1,138                  ---
  Depreciation and amortization                                                               7,903               15,677
  Provision for losses on accounts receivable                                                 2,056                2,541
  Loss on sale of facilities                                                                      8                  ---
  Amortization of deferred gain                                                               (372)                (125)
  Amortization of stock plan expense                                                             17                    5
  Earnings from partnerships                                                                    (7)                  ---
  Non-cash charge for warrants issued                                                           ---                  850
  Amortization of deferred financing costs                                                      ---                  906
  Charge for abandonment of assets                                                              ---                1,061
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                                        (27,499)              (7,289)
    (Increase) decrease in estimated settlements from third parties                         (6,142)                1,073
    Increase in prepaid expenses and other current assets                                   (1,390)              (3,851)
    Increase in accounts payable                                                              4,732                1,084
    Increase (decrease) in accrued liabilities                                                  399              (3,391)
    Increase (decrease) in other current liabilities                                            956              (1,055)
                                                                                   -----------------    -----------------
  Net Cash (Used by) Provided by Operating Activities                                      (11,437)               17,376
                                                                                   -----------------    -----------------

Cash flows used by investing activities:
  Purchase of plant, property and equipment                                                (10,309)             (15,385)
  Cash paid for acquisitions, net of cash acquired                                         (15,346)             (87,679)
  Deficits acquired                                                                           1,055                4,220
  Purchase deposit                                                                         (19,500)                  ---
  Increase in intangible and other assets                                                   (1,750)              (6,985)
                                                                                   -----------------    -----------------
Net Cash Used by Investing Activities                                                      (45,850)            (105,829)
                                                                                   -----------------    -----------------

Cash flows from financing activities:
  Drawings on line of credit                                                                 31,000               94,981
  Proceeds from notes offering                                                                  ---              149,666
  Repayments on line of credit                                                              (9,000)            (135,481)
  Repayments of long term debt and capital lease obligations                                (1,280)             (18,599)
  Proceeds from exercise of employee stock options and warrants                                 952                3,849
  Shares issued under employee stock purchase plan                                              400                  310
  Borrowings from investor                                                                      464                  ---
  Partnership distributions                                                                      39                  ---
  (Increase) decrease in restricted cash                                                       (85)                  344
                                                                                   -----------------    -----------------
  Net Cash Provided by Financing Activities                                                  22,490               95,070
                                                                                   -----------------    -----------------

(Decrease) increase in cash and cash equivalents                                           (34,797)                6,617
Cash and cash equivalents at beginning of period                                             37,209                4,086
                                                                                   -----------------    -----------------
Cash and cash equivalents at end of period                                         $           2,412    $          10,703
                                                                                   =================    =================


                             See accompanying notes


                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements as of and for the periods ended September 30, 1995 and 1996 are unaudited. All adjustments and accruals have been made which, in the opinion of the management, are necessary for a fair presentation. Results of operations for the period ended September 30, 1996 are not necessarily indicative of those expected for any future period.

         In addition to normal, recurring adjustments, corporate general and administrative expenses for the first nine months of 1996 included a charge of $6,511,000 composed of $5,661,000 related to the pooling of interests with MedRehab, Inc. ("MedRehab") and a charge of $850,000 for warrants issued in connection with a preferred provider agreement.

         As a result of certain issues raised by notices of provider reimbursement received during the last two weeks of September and the first week of October, 1996 from fiscal intermediaries, the Company changed its estimate of required reserves and provided an additional $10 million of reserves on its estimated settlements from third party payors. The additional reserves reduced revenue in the period by $10 million.

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared with the assumption that users of the interim financial information have either read or have access to the Company's audited consolidated financial statements for the year ended December 31, 1995. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the Company's December 31, 1995 audited consolidated financial statements have been omitted from these unaudited interim consolidated financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with the generally accepted accounting principles have been condensed or omitted pursuant to such instructions, rules and regulations. Although the
         Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Current Report on Form 8-K dated June 13,1996.

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

6. On April 4, 1996, the Company sold $150,000,000 aggregate principal amount of its 9 1/2% Senior Subordinated Notes due 2006 (the "Notes"). The Notes are uncollateralized senior subordinated obligations of Mariner and, as such, are subordinated in right of payment to all existing and future senior indebtedness of Mariner, including indebtedness under the Credit Facility. From the net proceeds of approximately $144,500,000 from the sale of the Notes, approximately $131,000,000 was used to repay all then outstanding indebtedness under the Credit Facility (including interest and certain other fees) and the remainder was used to pay a portion of the purchase price for the 1996 Florida Acquisition (as defined herein).

7. In May, 1996 the Company completed its acquisition of a company that operates seven skilled nursing facilities and one assisted living facility with an aggregate of 960 beds in Florida, Tennessee and Kansas (the "1996 Florida Acquisition"). All of the issued and outstanding shares of common stock of that company were converted into the right to receive an aggregate of approximately $28,050,000 in cash. The Company financed the consideration paid in the 1996 Florida Acquisition with a portion of the net proceeds from the sale of the Notes and borrowings under the Credit Facility.

8. In the fourth quarter of 1996, Mariner consummated its acquisition of certain assets of Allegis Health Services, Inc. ("Allegis") and certain of its affiliates. Under the terms of the acquisition agreement, the Company purchased five inpatient facilities, assumed two operating leases and one capital lease and purchased Allegis' institutional pharmacy and its rehabilitation program management subsidiary. The total purchase price consisted of the assumption of approximately $12,000,000 in debt, including the capital lease, and $98,000,000 in cash borrowed under the Credit Facility. The cash portion of the purchase price is subject to adjustment (to a maximum of $105,000,000 but in no event less than $95,000,000) based on a multiple of the net operating income of the assets acquired.

9. On October 1, 1996, the Company acquired a 163-bed facility in Jacksonville, Florida. The total purchase price was $9,850,000. Mariner funded the purchase price by assuming two HUD mortgages in the aggregate principal amount of approximately $4,236,000. The Company borrowed $6,500,000 under its Credit Facility to fund the remainder of the cash price and to replace reserves required by the HUD mortgage agreements.



ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

         This Report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, plans and objectives of management, estimates of future financial performance, and anticipated trends in the Company's business and financial performance. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of the factors described in the section entitled "Risk Factors" (included in Amendment No. 1 on Form 10-K/A to the Company's Annual Report on Form 10-K filed on April 9, 1996 with respect to the year ended December 31, 1995) including, among others (i) the Company's dependence on third party payors; (ii) changes in the health care industry as a result of political, economic or regulatory influences; (iii) changes in regulations governing the health care industry; (iv) changes in the competitive marketplace, and (v) the impact that the Company's leverage may have on operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact transpire. Therefore, actual results could differ materially from expectations.

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated historical financial data as percentages of total operating revenue for the three months and nine months ended September 30, 1995 and 1996 and the percentage changes in the dollar amounts of revenues and expenses for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1996, respectively.


                                Nine months                Percentage Increase          Three months       Percentage Increase
                                  ended                        (Decrease)                ended                Decrease)
                                September 30,               Nine months ended          September 30,       Three months ended


                                     1995        1996       1996   over   1995       1995        1996       1996   over   1995
                                     ----        ----       ----           ----      ----        ----       ----          ----

Revenues:
  Net patient service revenue          96.4%       98.1%            67.9%             92.8%       97.8%           61.7%
  Other revenue                         3.6%        1.9%          (10.7)%              7.2%        2.2%          (52.9)%
                                     --------    --------                           --------    --------
  Total operating revenue             100.0%      100.0%            65.1%            100.0%      100.0%           53.4%


Operating and administrative
expenses:
  Facility operating costs             78.5%       78.1%            64.3%             79.8%       81.9%           57.5%
  Corporate general and                12.3%        9.4%            26.5%              9.7%        8.0%           26.9%
administrative


Interest expense, net                   0.6%        4.2%           989.9%              1.0%        4.9%           654.8%
Facility rent expense, net              0.6%        0.6%            60.3%              0.6%        0.8%           109.5%
Depreciation and amortization           3.1%        3.7%            98.4%              2.9%        3.9%           104.8%
                                     --------    --------                           --------    --------
Total operating costs and
  administrative expense               95.1%       96.1%            66.7%             94.0%       99.5%           62.5%
                                     --------    --------                           --------    --------


Income before income tax and
  extraordinary item                    4.9%        3.9%            33.5%              6.0%        0.5%          (88.1)%
                                     --------    --------                           --------    --------


THREE MONTHS ENDED  SEPTEMBER 30, 1995 AND 1996

         REVENUE. Total operating revenue increased 53% from $89,809,000 during the three months ended September 30, 1995 to $137,751,000 during the three months ended September 30, 1996.

         Net patient service revenue increased by approximately $51,374,000, or 62%, from the third quarter of 1995 to the third quarter of 1996. Net patient service revenue includes revenue from basic medical and ancillary services provided by the Company, including rehabilitation, pharmacy and infusion therapy services and the provision of medical equipment and supplies. The increase was primarily the result of the inclusion in 1996 of revenue from 38 facilities, two pharmacies and several home health agencies acquired after June 1995. As a result of certain issues raised by notices of provider reimbursement received during the last two weeks of September and the first week of October, 1996 from fiscal intermediaries, the Company changed its estimate of required reserves and provided an additional $10 million of reserves on its estimated settlements from third party payors. The additional reserves reduced revenue in the period by $10 million. Management believes that this amount is adequate to protect the Company against the steps taken by the intermediaries. Although the Company intends to exercise all of its rights in the appeal process, there can be no assurance that it will prevail. In any event, final resolution could take several years.

         Other revenue aggregated $3,052,000 during the quarter ended September 30, 1996. This revenue was generated primarily from the Company's management activities related to subacute care units and facilities. During the three months ended September 30, 1995, the Company earned significant management fees for managing 27 facilities previously operated by CSI. Since 24 of those facilities were acquired in January, 1996, these facilities did not generate management fee revenue during the three months ended September 30, 1996. This resulted in a decrease in other revenue for the third quarter of 1996 compared to the third quarter of 1995.

         FACILITY OPERATING COSTS. Facility operating costs consist of primarily employee salaries, wages and benefits, food, ancillary supplies, pharmacy supplies, plant operations and, in the third quarter of 1995, costs related to a significant change in business focus at the Company's Baltimore facility. Most clinical staff and rehabilitation therapists are paid an hourly wage. Salaries, wages and benefits as a percentage of revenues are higher at newly opened facilities, which require a basic complement of staff on the day the program opens regardless of the patient census, than at continuing facilities. As the patient census increases and the patient mix improves at its inpatient facilities, the Company has generally experienced decreases in such expenses as a percent of revenues at those facilities. Various other types of operating expenses, including medical supplies, pharmacy supplies, nutritional support services and expenses associated with the provision of ancillary services, vary more directly with patient census as well as general rates of inflation.

         Facility operating costs increased 58% from $71,672,000 in the third quarter of 1995 to $112,863,000 in the third quarter of 1996. This increase was principally the result of the inclusion of expenses for 38 facilities, two pharmacies and several home health agencies acquired after June, 1995. As a percentage of total operating revenue, these costs aggregated 79.8% and 81.9% for the three months ended September 30, 1995 and 1996, respectively. The increase in these expenses as a percentage of revenue was due to the reduction of revenue resulting from the $10 million reserve posted during the quarter.

         CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. Corporate general and administrative expenses include the expenses of the Company's corporate and regional offices, which provide training, marketing, financial and management services. These expenses increased 27% from $8,690,000 in the third quarter of 1995 to $11,025,000 in the third quarter of 1996. This increase was primarily the result of increased investment in overhead related to the geographic regional structure implemented by the Company in 1996 and offset in part by synergies realized in the MedRehab merger.

         As a percentage of total revenue, these expenses were approximately 9.7% and 8.0% for the three months ended September 30, 1995 and 1996, respectively.

         INTEREST EXPENSE, NET. Interest expense increased from $896,000 in the third quarter of 1995 to $6,763,000 in the third quarter of 1996. This increase was the result of interest related to the Notes issued in April 1996 and increased borrowings under the Credit Facility (as defined herein) used to fund operations and acquisitions of facilities and businesses acquired after the second quarter of 1995.


         RENT EXPENSE, NET. Rent expense increased 110% from $528,000 in the third quarter of 1995 to $1,106,000 in the third quarter of 1996. This increase was due to additional facilities under operating lease agreements, offset in part by the purchase of a previously leased facility in the fourth quarter of 1995.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 105% from $2,612,000 in the third quarter of 1995 to $5,349,000 in the third quarter of 1996. This increase was primarily attributable to the facilities and businesses acquired after the second quarter of 1995.

         PROVISION FOR INCOME TAX. The Company expects its effective rate for 1996 to be approximately 40%. This increase from 38% in 1995 is due, principally, to permanent book to tax differences including non-deductible goodwill recorded on certain acquisitions offset by the expected utilization of deferred tax assets acquired in the MedRehab merger.

         NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996.

         REVENUE. Total operating revenue increased 65% from $253,533,000 during the first nine months of 1995 to $418,534,000 in the first nine months of 1996.

         Net patient service revenue increased by approximately $165,972,000, or 68%, from the first nine months of 1995 to the first nine months of 1996. The increase was primarily the result of the inclusion in 1996 of revenue from 38 facilities, two pharmacies and several home health agencies acquired since June 1995. The increase was offset, in part, by the $10 million reserve on Medicare receivables posted in the third quarter.

         Other revenue aggregated $8,145,000 during the nine months ended September 30, 1996. This revenue was generated primarily from the Company's management activities related to subacute care units and facilities. During the second half of 1995, the Company earned significant management fees for managing 27 facilities previously operated by CSI. Since 24 of those facilities were acquired in January, 1996, these facilities did not generate management fee revenue during the first nine months of 1996. This resulted in a decrease in other revenue for the first nine months of 1996 compared to the first nine months of 1995.

         FACILITY OPERATING COSTS. Facility operating costs increased 64% from $198,945,000 in the first nine months of 1995 to $326,777,000 in the first nine months of 1996. This increase was principally the result of the inclusion of expenses for 38 facilities, two pharmacies and several home health agencies acquired after the second quarter of 1995. As a percentage of total operating revenues, these costs aggregated 78.5% and 78.1% in the first nine months of 1995 and 1996, respectively.

         CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. Corporate general and administrative expenses increased 27% from $31,253,000 in the first nine months of 1995 to $39,546,000 in the first nine months of 1996. The increase was primarily the result of additional corporate personnel required to support the additional facilities acquired and managed during 1995 and 1996, as well as increased investment in overhead related to the geographic regional structure implemented by the Company in 1996 and offset in part by synergies realized in the MedRehab merger.

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

         As a  percentage  of total  operating  revenues,  these  expenses  were
approximately   12%  and  9%  in  the  first  nine  months  of  1995  and  1996, respectively.



         INTEREST EXPENSE, NET. Interest expense increased from $1,627,000 in the first nine months of 1995 to $17,733,000 in the first nine months of 1996. This increase was primarily the result of interest on the Notes issued in April 1996 and borrowings used primarily to fund operations and acquisitions of facilities and businesses acquired during and after the second quarter of 1995.

         RENT EXPENSE, NET. Rent expense increased 60% from $1,446,000 in the first nine months of 1995 to $2,318,000 in the first nine months of 1996. This increase was due to additional facilities under operating lease agreements, offset in part by the purchase of a previously leased facility in the fourth quarter of 1995.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 98% from $7,903,000 in the first nine months of 1995 to $15,677,000 in the first nine months of 1996, principally as the result of the addition of facilities and businesses after the second quarter of 1995.

         EXTRAORDINARY ITEM. During the second quarter of 1995, the Company amended certain significant terms of its Credit Facility. As a result of the amendment, the Company wrote off its remaining unamortized deferred financing fees of $1,836,000 with a resulting tax benefit of $698,000.

         LIQUIDITY AND CAPITAL RESOURCES

         Mariner has financed its operations, acquisitions and capital expenditures primarily from borrowings, cash provided by operations and proceeds from securities issuances. As of September 30, 1996, working capital and cash and cash equivalents were $75,062,000 and $10,703,000, respectively.

         Mariner has a $250,000,000 senior secured revolving credit facility with a syndicate of banks (the "Credit Facility"). As of April 30, 1996, the Company entered into an amendment to the Credit Facility to increase the size of the Credit Facility to $200,000,000 from $175,000,000, extend the maturity of the Credit Facility and reduce certain restrictions that the Credit Facility imposes on the operations of the business of the Company and its subsidiaries. As of July 1, 1996 the terms were amended to provide for borrowings of up to $250,000,000. As of December 31, 1995 and September 30, 1996, principal balances outstanding under the Credit Facility were approximately $64,500,000 and $24,000,000, respectively, and letters of credit outstanding under this facility were $2,612,000 and $4,785,000, respectively. On April 5, 1996, the Company repaid all then outstanding indebtedness (other than letters of credit outstanding under the Credit Facility) under the Credit Facility with proceeds from the offering of the Notes described below. Mariner has used, and intends to continue to use, borrowings under the Credit Facility to finance the acquisition and development of additional subacute care facilities and related businesses, and for general corporate purposes, including working capital. Mariner's obligations under the Credit Facility are collateralized by a pledge of the stock of its subsidiaries and are guaranteed by all of the Company's subsidiaries. In addition, the Credit Facility is secured by mortgages on certain of the Company's inpatient facilities, leasehold mortgages on certain inpatient facilities leased by the Company, and security interests in certain other properties and assets of the Company and its subsidiaries. The Credit Facility matures on April 30, 1999 and provides for prime or LIBOR-based interest rate options. The borrowing availability and rate of interest varies depending upon specified financial ratios. The Credit Facility also contains covenants which, among other things, require the Company to maintain certain financial ratios and impose certain limitations or prohibitions on the Company with respect to the incurrence of indebtedness, senior indebtedness, liens and capital leases; the payment of dividends on, and the redemption or repurchase of, its capital stock; investments and acquisitions, including acquisitions of new facilities; the merger or consolidation of the Company with any person or entity; and the disposition of any of the Company's properties or assets.

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

         Accounts   receivable   (net  of  allowances)   were   $92,537,000  and
$112,080,000 at December 31, 1995 and September 30, 1996, respectively. Estimated settlements due from third party payors aggregated $12,915,000 and $18,397,000 at December 31, 1995 and September 30, 1996, respectively. The increases primarily reflected the addition of the CSI and 1996 Florida Acquisition offset, in part, by the additional $10 million reserve for Medicare receivables which the Company recorded in the third quarter of 1996. The number of days sales in accounts receivable and estimated settlements due from third party payors was approximately 96 days at December 31, 1995 and 87 days at September 30, 1996. This decrease was primarily due to improved collections and completion of billing systems conversions.

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

         In May, 1996 the Company completed the 1996 Florida Acquisition which involved seven skilled nursing facilities and one assisted nursing facility with an aggregate of 960 beds in Florida, Tennessee and Kansas. All of the issued and outstanding shares of common stock were converted into the right to receive an aggregate of approximately $28,050,000 in cash. The Company financed the consideration paid in the 1996 Florida Acquisition with a portion of the net proceeds from the sale of the Notes and borrowings under the Credit Facility.

         In March 1996, Mariner acquired a primary care physician organization in the Orlando, Florida area. In this transaction, Mariner issued an aggregate of 48,722 shares of its Common Stock and paid an aggregate of approximately $1,500,000 in cash which was financed under the Credit Facility.

         In the fourth quarter of 1996, Mariner consumated its acquisition of certain assets of Allegis and certain of its affiliates. Under the terms of the acquisition agreement, the Company purchased five inpatient facilities, assumed two operating leases and one capital lease and purchased Allegis' institutional pharmacy and its rehabilitation program management subsidiary. The total purchase price of $110,000,000 consisted of the assumption of $12,000,000 in debt, including the capital lease, and $98,000,000 in cash. Under the terms of the agreement, $103,000,000 of the purchase price was paid at the closings during the fourth quarter of 1996. Approximately $98,500,000 of that amount plus certain closing costs was borrowed under the Credit Facility. The remaining $3,000,000 will be paid if certain financial performance conditions are met for 1996. The Company currently expects to borrow this amount, if earned, under the Credit Facility.

         On October 1, 1996, the Company acquired a 163-bed facility in Jacksonville, Florida. The total purchase price was $9,830,000. Mariner funded the purchase price by assuming two HUD mortgages in the aggregate principal amount of approximately $4,236,000. The Company borrowed $6,500,000 under its Credit Facility to fund the remainder of the cash portion of the purchase price and to replace reserves required by the HUD mortgage agreements.

         During the first nine months of 1996, the Company also borrowed approximately $10,000,000 under the Credit Facility primarily to fund working capital requirements.

         The Company's capital expenditures for the nine months ended September 30, 1996 were approximately $15,385,000. The Company currently expects total capital expenditures for 1996 to be approximately $25,000,000. Funds have been used to upgrade the Company's information systems, for expansion of facilities and for deferred maintenance on the facilities acquired from CSI.

         The Company intends to expand its clinical programs in strategically selected metropolitan areas throughout the United States. The Company also intends to expand its pharmacy, home care, physician practice management and rehabilitation services. In addition to acquiring individual facilities, Mariner may acquire businesses that operate multiple facilities or ancillary health care services businesses. The Company continually identifies and evaluates potential acquisition candidates and, in many cases, engages in discussions and negotiations regarding potential acquisitions. There can be no assurance that any of the Company's discussions or negotiations will result in an acquisition. Further, if the Company makes any acquisitions, there can be no assurance that it will be able to operate any acquired facilities or businesses profitably or otherwise successfully implement its expansion strategy.



         Mariner believes that its future capital requirements will depend upon a number of factors, including cash generated from operations, the rate at which it acquires additional inpatient facilities or other health care services businesses and the rate at which it adds rehabilitation programs. Mariner expects to fund such capital expenditures with borrowings under its Credit Facility, its existing cash resources and cash from operations. Mariner currently believes that the cash from operations, its existing cash resources and borrowings under the Credit Facility will be sufficient to meet its needs for the foreseeable future.



                                     PART II

                                OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

         The exhibits which are filed with this report, or are incorporated by reference into this report, are set forth on the Exhibit Index which appears on page 14 of this report.

         (b)      Reports on Form 8-K.

         October 3, 1996. Item 2 - Acquisition or Disposition of Assets, to disclose the consummation of the acquisition of certain assets from Allegis;
Item 5 - Other Events, to disclose the issuance of a press release addressing uncertainty in the Medicare industry and describing the Company's adoption of a generally more conservative approach for Medicare reimbursement; and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, to disclose certain financial information relating to the acquisition of assets from Allegis.



                                  EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------

10.1                                Employment Agreement dated as of
                                    August 16, 1996 by and between the Company and David N. Hansen

10.2                                Amendment No. 10 to Credit Agreement and
                                    Waiver

11 Computation of shares used in determining net income per share

27                                  Financial Data Schedule


                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                            MARINER HEALTH GROUP, INC.



DATE                        BY: /s/ David N. Hansen
                                ---------------------------
                                David N. Hansen
                                Treasurer and Chief Financial Officer
                                (Authorized officer and principal accounting and financial officer)

