Form 10-K
period 1996-12-31
MARINER HEALTH GROUP INC
filed 1997-03-31
CIK 900304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                            FOR ANNUAL AND TRANSITION
                               REPORTS PURSUANT TO
                             SECTIONS 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE
                                   ACT OF 1934

                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [No Fee Required]

              For the transition period from ______ to __________.

                         Commission file number 0-21512

                           MARINER HEALTH GROUP, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                             06-1251310
 (State or other jurisdiction                                (I.R.S. employer
of incorporation or organization)                           identification no.)

              125 Eugene O'Neill Drive
               New London, Connecticut                             06320
      (Address of principal executive offices)                   (Zip code)

       Registrant's telephone number, including area code: (860) 701-2000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                                (Title of Class)

          Series A Junior Participating Preferred Stock Purchase Rights
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  YES X NO ___

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock, $.01 par value, of the registrant held by non-affiliates of the registrant as of March 25, 1997 (computed based on the closing price of such stock on The Nasdaq National Market on March 25, 1997) was 239,286,870.

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of March 25, 1997 was 29,024,883 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents, or indicated portions thereof, have been incorporated herein by reference:

         1. Specifically identified information in the Registrant's definitive proxy statement for its annual meeting of stockholders which is currently expected to be filed with the Securities and Exchange Commission within 120 days of December 31, 1996 and is incorporated by reference into Part III hereof.



ITEM 1.  BUSINESS


         Mariner Health Group, Inc. ("Mariner" or the "Company") is a leading provider of outcomes-oriented, post-acute health care services in selected markets, with a particular clinical expertise in the treatment of short-stay subacute patients in cost-effective alternate sites. The Company's services and products include pre-acute care, inpatient care, comprehensive inpatient and outpatient rehabilitation services, medical services and products (including institutional and home pharmacy services, respiratory and infusion therapy and durable medical equipment), home care and physician services. By providing this continuum of care in selected markets, the Company believes that it will be better able to maintain quality of care and control costs while coordinating the treatment of patients from the onset of illness to recovery. The Company seeks to cluster facilities and other post-acute health care services around large metropolitan areas and major medical centers with large acute care hospitals from which to generate post-acute admissions. Mariner currently operates 79 inpatient facilities and four hospital units with an aggregate of approximately 10,668 beds and 48 outpatient rehabilitation clinics and currently provides contract rehabilitation services within 429 skilled nursing facilities.

         Mariner has established standardized clinical programs based on defined protocols to address the medical requirements of large groups of patients with similar diagnoses in a high-quality, cost-effective manner. The Company's MarinerCare(R) clinical programs, such as the orthopedic recovery, cardiac recovery and pulmonary management programs, are short-stay regimens based on defined protocols that address the needs of subacute patients. Subacute patients are medically stable and generally require three to six hours of skilled nursing care per day. MarinerCare programs typically involve 20 to 45 days of inpatient care and utilize the Company's nursing, rehabilitation, pharmacy and other ancillary medical services, with patients generally discharged directly to their homes. Mariner is also developing standardized clinical home care programs. The Company believes that careful adherence to its clinical programs enables it to produce consistent and measurable clinical and financial outcomes for patients and payors and to conduct clinical programs consistently in all of its sites. Using a case management approach, patients' progress is carefully monitored so that the appropriate level of care is being delivered at the right time and in the appropriate setting under the applicable clinical program. Mariner believes that its standardized approaches to delivering care and measuring outcomes are particularly attractive to managed care organizations and large payors and positions the Company to contract with payors on a case rate or capitated basis.



BACKGROUND

         Traditionally, patients recuperating from a major injury, surgery or illness remained in general acute care hospitals until they were sufficiently well to return home. Such stays are relatively expensive, reflecting the cost of extensive on-site equipment and services that, while necessary for hospitals to accomplish their primary mission, are not necessary for the recuperation of medically stable post-acute patients.

         Over the past ten years, hospitals have come under increasing pressure to reduce the length of patient stays as a means of containing costs. Employers have begun using managed care providers, such as health maintenance organizations and preferred provider organizations, to limit hospitalization costs by controlling hospital utilization and by negotiating discounted fixed rates for hospital services. Traditional third-party indemnity insurers have begun to limit reimbursement to pre-determined amounts of reasonable charges, regardless of actual costs, and to increase the co-payments required to be paid by patients, thereby requiring patients to assume more of the cost of hospital care. In 1983, Congress sought to contain Medicare hospital costs by adopting a system based on prospectively determined prices (the "PPS system") rather than payment of actual costs plus a specified profit. Under the PPS system, hospitals generally receive a specified reimbursement rate regardless of how long the patient remains in the hospital or the volume of ancillary services ordered by the attending physician. The emergence of managed care providers and the implementation of the PPS system have provided hospitals with an incentive to discharge patients more quickly.

         The increasing desire of payors and managed care organizations to transfer medically stable patients out of relatively expensive acute care hospitals to less expensive sites has provided a significant opportunity for alternate site health care providers. Specialty long-term care hospitals, rehabilitation hospitals, skilled nursing facilities and home health care providers have all been used to reduce the lengths of patient stays at more expensive general acute care hospitals. Mariner believes that many traditional health care providers are not well positioned to efficiently provide health care services to patients who are medically stable and recuperating from a major injury, surgery or illness.



MARINER'S STRATEGY

         Mariner's goal is to be the lowest cost provider of high-quality, post-acute health care services in its markets with a particular emphasis on short-stay subacute patients. The Company believes that being the lowest cost provider will significantly enhance its ability to respond to potential changes in reimbursement programs and managed care competition, including its ability to contract with payors on a case rate or capitated basis.

Mariner's strategies to achieve this goal include the following:

         Patient-Focused Programmatic Care. Mariner has developed standardized clinical programs based on defined protocols to address the medical requirements of large groups of patients with similar diagnoses in a high-quality, cost-effective manner at alternate site treatment settings. Each clinical program incorporates an interdisciplinary approach to care and treatment with an intense focus on rehabilitation and lifestyle retraining with the goal of guiding patients to the best possible recovery in the shortest period of time and improving patients' overall functional ability. The Company is also designing its MarinerCare programs to include home health care. The Company believes that careful adherence to these clinical programs enables it to better produce consistent clinical and financial outcomes for patients and payors and to implement clinical programs consistently in all its sites.

         Outcomes and Case Management. The ability to measure clinical and financial outcomes is central to Mariner's delivery of care. Mariner has implemented a program to measure patients functional ability on admission, at discharge and, for certain patients, six weeks after discharge. Each patient's rehabilitation potential is evaluated using a standardized measurement system, which rates a patient's independence in performing a number of basic activities of daily living. This rating system permits Mariner to initially assess whether the patient will benefit from the Company's programs, document the severity of a patient's initial impairment and measure the outcome and cost of the patient's recuperation. Using a case management approach, a patient's progress is continually monitored so that the appropriate level of care is being delivered at the right time and in the appropriate setting under the applicable clinical program. Mariner believes that its standardized approaches to delivering care and measuring outcomes are particularly attractive to managed care organizations and large third-party payors because they facilitate such organizations' and payors' increasing desire to be provided with outcomes data in order to manage and contain costs. The Company currently plans to spend approximately $25,000,000 in 1997 to upgrade its information systems in order to enhance its ability to collect clinical and financial outcomes information on a timely basis.

         Regional Post-Acute Networks of Care. Mariner is organized into five regions: Florida, Central, Northeast, Mid-Atlantic and Southwest. By providing directly a broad continuum of care within a region, Mariner positions itself to coordinate the treatment of patients from the onset of illness to recovery. By providing this continuum of care in selected markets, the Company believes that it will be better able to maintain quality of care, control costs and attract managed care organizations and third-party payors.

         Partnering with Key Referral Sources. Utilizing its standardized clinical programs, regional post-acute networks of care and outcomes management approach, Mariner seeks to allow patients and payors to coordinate all of their post-acute health care with Mariner. By entering into arrangements with physicians, payors and managed care organizations, as well as skilled nursing facilities and other traditional health care providers, the Company seeks to position itself to obtain referrals of patients who would benefit from Mariner's clinical programs and to contract with payors on a case rate or capitated basis.



         Commitment to Employee Training. Through Mariner University, Mariner employees participate in extensive Company-sponsored training programs that focus on Mariner's business philosophy, reimbursement guidelines, teamwork and execution. The Company's success depends on its ability to deliver standardized services throughout its markets and to maintain a high quality level of care. Thus, Mariner is committed to an intense and on-going training process designed to ensure the integrity and consistency of its clinical programs.

         Market Driven Development. The Company introduces its clinical programs in strategically selected metropolitan areas throughout the United States. Mariner targets areas with strong potential demand for its services and the potential for the Company to establish relationships with leading local health care providers and payors. The Company typically establishes a presence in a market by acquiring, leasing or managing one or more inpatient facilities. Once Mariner enters a target market, it seeks to establish other sites and expand the range of health care services it provides in that market.


         As part of its expansion strategy, Mariner may acquire additional health care facilities and businesses. Potential acquisition candidates include individual inpatient facilities, businesses that operate multiple inpatient facilities and other health care services businesses. The Company continuously identifies and evaluates potential acquisition candidates and in many cases engages in discussions and negotiations regarding potential acquisitions. There can be no assurance that any of the Company's discussions or negotiations will result in an acquisition. Further, if Mariner makes any acquisitions, there can be no assurance that it will be able to operate any acquired facilities or businesses profitably or otherwise successfully implement its expansion strategy.



MARINER CLINICAL PROGRAMS AND SERVICES

         MARINERCARE(R) PROGRAMS

         Each   MarinerCare   program  is   designed   to  address  the  medical
requirements of a large group of patients with similar diagnoses in a high-quality, cost-effective manner. MarinerCare programs are inpatient short-stay regimens based on defined protocols and utilize various medical services provided by Mariner. These programs are focused on the needs of patients who are recuperating from a major injury, surgery or illness, and incorporate specific patient admission, evaluation and discharge criteria, and standardized treatment protocols and regimens, which have been developed over several years based on the Company's clinical experience. Using these criteria, the Company evaluates which patients would benefit most from its programs prior to their admission. Upon admission, a care plan and projected discharge date are established for each patient. Throughout a patient's inpatient stay, the Company carefully monitors and evaluates the patient's progress and makes adjustments to the patient's treatment. Educating patients regarding their ailments and treatments also comprises a part of each program. MarinerCare programs typically involve inpatient treatment periods of 20 to 45 days. At its inpatient facilities, the Company offers a mix of MarinerCare programs tailored to serve the demands of the local markets. In the facilities it acquires, the Company intends to focus increasingly on treating subacute patients and implementing appropriate MarinerCare programs or other clinical programs.

         The Company currently offers the following MarinerCare programs:

         Orthopedic Recovery. Patients who are recovering from orthopedic surgery (such as joint replacements or amputations) or serious fractures may be admitted into this MarinerCare program as early as three days after surgery or injury. These patients typically require comprehensive rehabilitation, including physical or occupational therapies, following stabilization of their conditions or after surgery, and may require traction or fixation devices.




        Cardiac Recovery. Patients who are recuperating from heart attacks or heart surgery, or associated complications, are provided with the nursing and rehabilitation services necessary to enable them to enter an outpatient rehabilitation program.

         Pulmonary Management. Patients with acute or chronic lung disease, including those with tracheotomies and those who are on ventilators, are provided with short-term intensive programs of pulmonary, physical or occupational therapies.

         Vascular and Wound Management. Patients who are recovering from surgery for circulatory problems or from difficult-to-heal wounds or burns receive services designed to further the healing process, such as state-of-the-art dressing techniques, specialized bed therapies, nutritional support and physical or occupational therapies.

         Oncology Management. Patients who have undergone surgery, chemotherapy, radiation, immunotherapy or hormone therapy as a result of cancer are provided with a range of services, including pain management and nutritional and psychological support.

         Stroke Recovery. Patients who are recovering from strokes and require treatment for related neurological and physical problems are provided with a range of services, including physical, occupational and speech therapy.

         Medically Complex. Under this program, Mariner treats patients with medical complications that prolong their recuperative period from a major illness. These secondary complications must be resolved or brought under control before their primary diagnosis can be addressed. These patients typically require many ancillary services and therapies. The goal of this program is to return patients to their homes with or without support services or to have them re-enter an acute care hospital for additional surgery or treatment.

    MARINER REHABILITATION PROGRAMS

         Mariner rehabilitation programs are designed to assist skilled nursing facilities in providing comprehensive rehabilitation services and in attracting patients who would benefit from these services. The Company provides a contracting facility with the physical, occupational and speech therapists necessary to provide comprehensive rehabilitation services to the facility's patients. In selected facilities, the Company also provides MarinerCare rehabilitation programs which include case management and quality assurance services, as well as coordination of admissions functions with key referral services. The Company also offers consulting services regarding managed care reimbursement and cost containment strategies to these facilities, including reimbursement analysis and assistance, preparation of atypical filings and interim rate requests and subacute feasibility analysis. By utilizing Mariner's rehabilitation programs, the Company believes that skilled nursing facilities are able to offer a cost effective rehabilitation program which will make the facilities service package more attractive to managed care organizations. The Company currently provides rehabilitation programs for 429 skilled nursing facilities.

         In implementing a facility's rehabilitation programs, therapists screen each patient in the facility to assess and identify those with functional problems. A therapist, together with the patient's attending physician and staff of the facility, designs a plan of care with specific long and short-term goals. Therapists with specializations appropriate for the patient's condition meet with the patient on a regular basis and render the prescribed rehabilitation services. The Company's admissions coordinators assist the facility in working with local hospitals, payors and managed care organizations to identify and admit patients who can benefit from the facility's rehabilitation services. Services are typically rendered in a dedicated room located in the facility which is equipped with rehabilitation equipment.

         In addition to providing comprehensive rehabilitation services at its inpatient facilities and other skilled nursing facilities, the Company operates 48 outpatient rehabilitation clinics located in metropolitan areas. These clinics primarily provide routine physical and occupational therapy to patients who suffer from injuries received in the workplace, accidents and athletic endeavors and are capable of being treated on an outpatient basis.

    OTHER INPATIENT SERVICES

         In Mariner's inpatient facilities, all patients receive basic medical services, including nursing care, special diets, nutritional supplements and various medical equipment. Inpatient care is provided by registered nurses, licensed practicing nurses and certified nurses aides under the supervision of a Director of Nursing. Each facility also contracts with a local licensed physician to serve as its medical director, and establishes relationships with a number of independent local specialists, who are available to care for the facility's patients. Each of Mariner's facilities provides a broad range of case management services over the course of treatment, including admission into the Company's MarinerCare programs, ongoing medical evaluation, social service needs, specialty equipment requirements, outcomes measurement, discharge planning and arrangement for home care.

    MEDICAL PRODUCTS AND SERVICES

         As part of its strategy of providing a continuum of care, the Company also offers the following products and services in selected markets:

         Pharmacy Services. Mariner provides pharmaceutical goods and services customized to meet the needs of its patients, and pharmacy consulting services designed to evaluate, guide and monitor the administration of medication. The Company currently has pharmacy operations in six states.

         Infusion Therapy. The Company provides infusion therapies, including hydration, total parenteral nutrition, antibiotic, peritoneal dialysis and pain management therapies. Infusion therapies are often required in treating patients with chronic infections, digestive disorders, cancer and chronic and severe pain.

         Medical Equipment and Supplies. Mariner provides specialized medical equipment and supplies, including ventilators, oxygen concentrators, diagnostic equipment and various types of durable medical equipment. Equipment and supplies are available to patients both in its inpatient facilities and at home.

         Clinical Respiratory Services. The Company provides clinical programs for managing the pulmonary disease process for patients with acute or chronic lung diseases. These services include rehabilitation and provision of supplies and equipment.

    HOME CARE

         The Company provides skilled nursing, rehabilitation, pharmacy, infusion therapy and respiratory services and durable medical equipment and supplies to individuals needing such services in their homes, allowing Mariner to continue to meet the nursing care needs of patients discharged from its facilities.

    PHYSICIAN SERVICES

         Mariner  provides   management   support  services  designed  to  allow
physicians to focus on the delivery of quality patient care, while the Company manages the physicians' practice.





SOURCES OF REVENUE

         The following table sets forth certain information relating to the sources of Mariner's revenue for the periods indicated:

                                                                Year Ended December 31,

                                                                  Dollars in Thousands

                                1994                           1995                             1996
                                ----                           ----                             ----

                         $              %               $              %                $                %
                     ----------    ------------    ------------    -----------     -------------    -------------

Private Payors (1)    $141,709           54%          $177,479           50%           $221,446            37%

Medicare.............   68,302           26            102,713           29             217,271            37

Medicaid.............   54,133           20             74,614           21             152,092            26
                     ----------    ------------    ------------    -----------     -------------    -------------


Total.................$264,144         100%           $354,806         100%            $590,809          100%
                     ==========    ============    ============    ===========     =============    =============

-----------------


(1) Includes indemnity insurers, health maintenance organizations, employers, individuals and other non-governmental payors, payments from skilled nursing facilities for services performed under rehabilitation management programs, and revenue classified as "other revenue."


         The sources and amounts of Mariner's patient revenues are determined by a number of factors, including the capacities of its facilities, occupancy rate, the mix of patients and the rates of reimbursement among payor categories (private, Medicare and Medicaid). Patient length of stay is critical to the level of reimbursement Mariner receives for each patient. Shorter-term patients generally have a larger number of potential payors than do longer-term patients, who generally depend to a greater extent on Medicaid. Reimbursement levels generally are linked to the level of care provided, and short-stay recuperating patients typically are more medically demanding, have higher acuity levels and require greater ancillary services. In addition, Medicare and, in certain cases, private payors, typically cease reimbursement after defined lengths of stay or levels of expenditure, following which Mariner is generally dependent on the patient's own resources or Medicaid for reimbursement. Once admitted, a patient can be discharged involuntarily only for limited reasons under Federal and state laws, which generally do not include access to reimbursement or ability to pay.

    The Company's rehabilitation program contracts typically have a term of one year but frequently include automatic renewals and in general are terminable on notice of 30 to 90 days by either party. Under certain contracts, Mariner bills Medicare or another third-party payor directly. Under other contracts, the Company is compensated on a fee for service basis and in general directly bills the skilled nursing facility, which in turn receives reimbursement from
Medicare, Medicaid, private insurance or the patient. Mariner recognizes payments under these latter contracts as payments from private payors. Under these latter contracts, Mariner also generally indemnifies its customers against reimbursement denials by third-party payors for services provided by Mariner at costs in excess of reasonable costs in such customer's market area. In addition, Mariner generally indemnifies its customers against reimbursement denials by third-party payors for services determined not to be medically necessary. Mariner has established internal documentation standards and systems to minimize denials and typically has the right to appeal denials at its expense. However, the Health Care Finance Administration ("HCFA") has recently published proposed salary equivalency guidelines. Mariner is currently evaluating the effects of these  new  proposals;  however  any  final  analysis  on the  effects  of  such guidelines will depend upon the publication of final rates and rules. Historically, reimbursement denials under these contracts have been insignificant; however, in light of the changing regulatory environment, there can be no assurance that this will continue in the future.

         Private Payors. Private pay revenues include payments from individuals and contract payors who pay directly for services without governmental assistance and certain payments from skilled nursing facilities for services performed under rehabilitation management programs. Contract payors include indemnity insurers, health maintenance organizations, preferred provider organizations, workers' compensation programs and other similar non-governmental third-party payment sources. Payments from private payors are typically based on negotiated contracts or on patient-specific terms. Typically, private payor contracts permit such organizations to place patients in Mariner's facilities for a negotiated per diem charge that varies with patient category, or for a per diem base rate plus Mariner's charges for ancillary services. Certain of these contracts require Mariner to provide specified health care services for a set per diem payment rate. These contracts are generally automatically renewed annually unless a party provides written notice. In most of these contracts, either party may terminate such contract without cause on 90 days' written notice or with cause on 30 days' written notice. The amount Mariner charges to private patients in its facilities is not subject to regulatory control in any of the states in which Mariner operates facilities.

         Medicare. Under Medicare, the Federal government provides payment for skilled nursing care, room and board, therapies, drugs, supplies and other subacute services provided by Mariner to eligible patients (generally, those over age 65 and certain disabled persons). After the first 20 days of a patient's stay, Medicare patients are subject to a 20% co-payment, all or some of which may be paid by private payors, Medicaid, Medigap insurance or the patient. Medicare generally does not provide reimbursement for inpatient stays beyond the first 100 days, but may provide reimbursement for certain therapies and supplies. Medicare provides Mariner with interim prospective payments during the year, which are subject to later adjustment to reflect actual allowable costs. These costs include the reasonable direct and indirect costs (including depreciation, interest and overhead) of the services furnished at Mariner's inpatient facilities, subject to prospectively determined ceilings on routine operating costs except when the facility is granted an exception for the delivery of atypical services. Medicare does not pay a rate of return on equity capital. See "Government Regulation."

         After the first three full years of a facility's operation, Medicare reimbursement of routine operating costs is subject to a cap which is related to regional health care costs. Mariner has received an atypical services exception for certain of its facilities, which allows payment of the costs over the ceiling. This exception requires annual Federal approval.

         Under arrangements in which the Company bills a skilled nursing facility for its rehabilitation services on a fee for service basis, Medicare reimburses the facility based on a reasonable cost standard. Specific guidelines exist for evaluating the reasonable cost of physical, occupational and speech therapy services. Medicare applies salary-equivalency guidelines in determining the reasonable cost of physical therapy services, which is the cost that would be incurred if the therapist were employed by a nursing facility, plus an amount designed to compensate the provider for certain general and administrative overhead costs. Medicare pays for occupational and speech therapy services on a reasonable cost basis, subject to the so-called "prudent buyer" rule for evaluating the reasonableness of the costs. The Company's gross margins for its physical therapy services under the salary equivalency guidelines are significantly less than for its speech and occupational therapy services under the "prudent buyer" rule. In addition, Mariner provides certain services between subsidiary companies, some of which are charged at cost and others of whch are charged at market rates. Subject to certain exceptions, Medicare's "related party rule" generally requires that services between subsidiary Companies or other entities deemed to be related under the rule be charged at cost. Mariner believes that the services that are charged at market rates qualify for an exception to Medicare's related party rule. There can be no assurance, however, that HCFA will accept Mariner's position and the Medicare reimbursement received for such services may be subject to audit and recoupment in future years. In the event HCFA does not agree with the Company's position, this may result in a reduction in reinbursements in the future periods, and may have mutual adverse effect on the Company's business and results of operations.

         In April 1995, HCFA issued a memorandum to its Medicare fiscal intermediaries as a guideline to assess costs incurred by inpatient providers relating to payment of occupational and speech language pathology services furnished under arrangements that include contracts between therapy providers and inpatient providers. While not binding on the fiscal intermediaries, the memorandum suggested certain rates to assist the fiscal intermediaries in making annual "prudent buyer" assessments of speech and occupational therapy rates paid by inpatient providers. In addition, HCFA has published proposed salary equivalency guidelines which will update current physical therapy and respiratory therapy rates and establish new guidelines for occupational therapy and speech therapy. Mariner is currently evaluating these proposals; however, Mariner will not be able to determine whether these new proposals will have a material effect on its rehabilitation operations until the publication of final rates and rules. Through its intermediaries, HCFA is also subjecting physical therapy, occupational therapy and speech therapy to a heightened level of scrutiny resulting in increasing audit activity. A majority of Mariner's provider and rehabilitation contracts provide for indemnification of the facilities for potential liabilities in connection with reimbursement for rehabilitation services. There can be no assurance that actions ultimately taken by HCFA with regard to reimbursement rates for such therapy services will not materially adversely affect the Company's results of operations.


         During 1996, the Company observed a nationwide change in the practices of its Medicare fiscal intermediaries which, on behalf of HCFA, have begun to aggressively and retrospectively change their position on previously approved costs. This change includes the reclassification of costs from reimbursable to non-reimbursable and the challenging of payment for costs which had traditionally been approved. In response to these challenges of the payment of Medicare costs the Company changed its estimate of required reserves and provided an additional $10,000,000 reserve for potential lower levels of Medicare reimbursement. While the Company believes the amount of its reserve to be sufficient, there can be no assurance that this amount will be adequate that this amount will be adequate in the future if there is an additional change in the practices of Mariner's fiscal intermediaries. Accordingly, Mariner may increase the amount of its reserve based on the practices of its fiscal intermediaries in the future. Any such increase would adversely effect Mariner's results of operations.



         Medicaid. The Medicaid program is designed to provide medical assistance to individuals unable to afford medical care. Medicaid is a joint Federal and state program in which states voluntarily participate. Reimbursement rates, and reimbursement methods and standards, under the Medicaid program are set by each participating state (with Federal approval as to certain aspects of the reimbursement methods and standards), and rates and covered services vary from state to state. In some of the states in which Mariner operates, Mariner's inpatient facilities are paid a per diem rate for providing services to Medicaid patients based on the applicable facility's reasonable allowable costs incurred in providing services plus a return on equity, subject to cost ceilings for both operating and fixed costs. In some states in which Mariner operates, individual facilities are reimbursed, in whole or in part, on a prospective rate system. Retroactive adjustments, if any, are based on a recomputation of the rate based upon a field audit of the submitted cost report. In other states, each facility is assigned a range of rates that vary depending on patient acuity and historical costs. Certain states are studying methods for reducing expenses under their Medicaid programs; these initiatives could have a material adverse effect on Medicaid rates applicable to Mariner or cause delays in payment. Certain states in which Mariner operates have undertaken a study of acuity levels and are considering changes in their reimbursement systems to take levels of acuity into account. Mariner cannot currently determine the potential effect of any such changes.

         Audits, Settlements and Reserves. Under current reimbursement regulations, funds received under Medicaid and Medicare programs are subject to audit with respect to proper application of the various payment formulas. These audits can result in retroactive adjustment of payments received from the program, resulting in either amounts due to the government agency from Mariner or amounts due Mariner from the government agency. As a result of certain issues raised by in recent audits, in the third quarter of 1996, the Company changed its estimate of required reserves and provided an additional $10,000,000 reserves on its estimated settlements from third party payors. There can no assurance that there will not be additional material adjustments in the future.



MARKETING AND PATIENT ADMISSION

    INPATIENT FACILITIES

         In marketing MarinerCare programs, the Company pursues a two-pronged strategy. It markets its facilities, programs and services, first to payors and managed care organizations at the corporate level and, second, to professionals responsible for discharging patients at local hospitals at the facility level. At the corporate level, Mariner's sales personnel seek to establish relationships with payors and managed care organizations, who are increasingly important sources of referrals for subacute patients. The Company develops contractual relationships with such payors and organizations on a local, regional and national basis.

         Each facility maintains admissions coordinators who develop admissions goals based on the availability of resources for each of its MarinerCare programs and who call on acute care hospitals to evaluate patients for admission to Mariner's facilities. The admissions coordinators work closely with hospitals, payors and managed care organizations to educate them about the Company's facilities, programs and services and to determine which patients would benefit from the Company's programs. Patients admitted to Mariner's facilities are generally discharged to the facility from general acute care hospitals.

    REHABILITATION PROGRAMS

         Mariner markets its rehabilitation programs to skilled nursing facilities primarily through regional administrators, who contact administrators and other personnel of skilled nursing facilities. The Company seeks to demonstrate to the administrator of a skilled nursing facility that Mariner offers a complete solution to the facility's rehabilitation services needs in a cost-effective manner. Mariner emphasizes that its therapists are based at the facility and do not move from site to site, resulting in improved consistency and continuity of patient care. Depending on the facility's needs, Mariner will also staff the facility's rehabilitation management program with case managers and admissions, management and marketing personnel, and will provide reimbursement and other management support services. These individuals work with the facility's staff to attract subacute patients whose recovery would be benefited by intensive rehabilitation therapy, with the goal of improving the utilization of the facility's rehabilitation management program as well as the facility's other services.





QUALITY ASSURANCE

         Mariner has developed a comprehensive quality assurance program at all of its facilities and units. This program requires that each site meet Mariner's standards, which include comprehensive training requirements and satisfactory results on patient satisfaction surveys. Mariner's quality assurance program includes a training program for all new Mariner employees and periodic training programs for clinical personnel. Mariner believes that its utilization of standardized protocols facilitates its clinical staffs' training and skill retention.

         Each facility is subject to audit by Mariner's corporate personnel at least annually to review its compliance with Mariner's standards. Also, Mariner has developed a patient satisfaction questionnaire which is included in each patient's discharge package. Facility administrators' performance reviews and bonuses are dependent in part upon the results of the facility's quality assurance audit and its patient satisfaction questionnaires.



FACILITIES

         The following table provides information by state about each of the facilities owned, leased and managed by the Company as of March 28, 1997:


                         OWNED FACILITIES     LEASED FACILITIES       MANAGED FACILITIES                 TOTAL
                         FACILITIES   BEDS    FACILITIES   BEDS       FACILITIES    BEDS       FACILITIES      BEDS
Florida Region
  Florida                    16      1,929          9      1,128            3        445           28          3,502
Southwest Region:
  Colorado                  ---        ---          2        237          ---        ---            2            237
  Kansas                      1        100        ---        ---          ---        ---            1            100
  Oklahoma                  ---        ---          1        161          ---        ---            1            161
  Texas                       6        952          5        685            1        146           12          1,783
Northeast Region:
  Connecticut                 2        250          1         90          ---        ---            3            340
  Massachusetts               6        748        ---        ---          ---        ---            6            748
Mid-Atlantic Region:
  Maryland                    7      1,191          3        576            2         53           12          1,820
  New Jersey                ---        ---        ---        ---            1         40            1             40
  Pennsylvania                2        205        ---        ---            1         30            3            235
  West Virginia               1        186        ---        ---          ---        ---            1            186
Central Region:
  Georgia                     1        165        ---        ---          ---        ---            1            165
   Illinois                   1        120        ---        ---          ---        ---            1            120
  Indiana                     1        100        ---        ---          ---        ---            1            100
  North Carolina              1        150        ---        ---          ---        ---            1            150
  Ohio                        1         93        ---        ---          ---        ---            1             93
  South Carolina              3        308        ---        ---          ---        ---            3            308
  Tennessee                   2        210          2        253          ---        ---            4            463
  Wisconsin                   1        117        ---        ---          ---        ---            1            117
                          ------    -------    -------    -------    ---------    -------     --------     ----------
Totals                       52      6,824         23      3,130            8        714           83         10,668
                          ======    =======    =======    =======    =========    =======     ========     ==========


         The Company also owns its 80,000 square foot headquarters facility located in New London, Connecticut. The Company's leases are generally long-term. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in Item 7 of this Report.



SIGNIFICANT DEVELOPMENTS IN 1996

     THE TRANSACTIONS WITH CONVALESCENT SERVICES, INC.

         On January 9, 1995, the Company, Convalescent Services, Inc. ("CSI"), CSI's stockholders (the "CSI Stockholders") and certain of their affiliates entered into certain agreements governing the merger (the "CSI Merger") of Blue Corporation, a Georgia corporation and wholly owned subsidiary of the Company ("Merger Sub"), with and into CSI and the acquisition of certain related assets (the "Transactions"). CSI operated subacute-oriented skilled nursing Facilities that provided restorative nursing care and specialty medical services, including rehabilitation programs, respiratory therapy, infusion therapy, wound care treatment and Alzheimer disease management. At the time, CSI operated 25 skilled nursing facilities, one rehabilitation hospital and one continuing care retirement community, with an aggregate of 3,801 beds (the "CSI Facilities"). The CSI Facilities are concentrated primarily in Florida and Texas.

         May 1995 Closing. By late April 1995, however, a number of conditions to the closing of the CSI Merger had not been satisfied. On May 24, 1995, the parties entered into agreements reflecting the changes to the terms and conditions of the proposed Transactions and completed certain transactions related to the proposed Transactions (the "May 1995 Closing"). At the May 1995 Closing, Mariner and CSI entered into a Management Agreement (the "Management Agreement") pursuant to which Mariner would manage all of CSI's Facilities and operations. Under the Management Agreement, Mariner would receive a monthly management fee equal to 6% of the gross operating revenue of the CSI facilities. In addition, upon termination of the Management Agreement, Mariner would receive a bonus management fee equal to the net income of the facilities managed by Mariner during the term of the Management Agreement, except that only 66% of the net income of The Westbury Place and none of the net income of the Haltom Convalescent Center would be included in determining the bonus management fee. The Management Agreement would terminate on the sooner of (1) the closing of the Transactions, (2) if Mariner's stockholders did not approve the issuance of the 5,853,658 shares of Common Stock in connection with the CSI Merger, (3) January 2, 1996 or (4) if the proposed Transactions were terminated in accordance with the applicable agreements.

         At the May 1995 Closing, Mariner acquired substantially all the assets of Convalescent Supply Services, Inc. ("CSSI"), a Georgia corporation owned by Stiles A. Kellett, Jr. and Samuel B. Kellett (the "Kelletts"). Immediately prior to its acquisition, CSSI provided enteral, urological, wound care and ostomy products to CSI's facilities. CSSI's principal assets included a five-year agreement to supply CSI's facilities, accounts receivable, inventories and a partnership interest in a joint venture that provided pharmacy services in Florida. The purchase price for CSSI's assets was $6,500,000 in cash and the assumption of CSSI's trade payables.

         In addition, the Kelletts purchased at the May 1995 Closing certain assets from CSI, which assets are used by the Kelletts in their other business activities and included an airplane, two cars, certain leases for real property, a condominium and all leasehold improvements and all personalty incident to CSI's office space in Atlanta, Georgia, in exchange for the assumption of the liabilities related to such assets. Finally, Mr. Stiles A. Kellett, Jr. was appointed as a director of the Company for a term ending at the Company's Annual Meeting of Stockholders in 1996. At the Annual Meeting of Stockholders in 1996, Mr. Kellett was elected as a director of Mariner for a three-year term ending in 1999.

         January 1996 Closing. On January 2, 1996 the CSI Merger was consummated. As a result of the CSI Merger, CSI became a wholly owned subsidiary of the Company. The CSI Merger was effected by the filing of a Certificate of Merger with the Secretary of State of Georgia on January 2, 1996.

         Pursuant to the CSI Merger Agreement, all of the issued and outstanding shares of capital stock of CSI were converted into the right to receive an aggregate of 5,853,656 shares of Mariner common stock, $.01 par value ("Common Stock"), and $7,000,000 in cash. As a result of the CSI Merger, the Kelletts each received 2,072,696 shares of Common Stock.


         The shares of Common Stock issued in the CSI Merger were not registered under the Securities Act of 1933 (the "Securities Act") and, consequently, constitute "restricted securities" as that term is defined in Rule 144 under the Securities Act. Because the shares of Common Stock received by the former stockholders of CSI (the "CSI Stockholders") in the CSI Merger are restricted securities, they will not be eligible for sale under Rule 144 until April 29, 1997 (the effective date of the Rule 144 rule changes), subject to the further limitations described below, and may be resold in the public market only in compliance with the registration requirements of the Securities Act or pursuant to a valid exemption therefrom. The Company and the CSI Stockholders have entered into (i) a Stockholders Agreement relating to certain voting and stock transfer matters and (ii) a Registration Rights Agreement granting the CSI Stockholders certain registration rights with respect to the Common Stock received by them in the CSI Merger (each described below).

         Also on January 2, 1996, Mariner acquired substantially all the assets of Meadow Rehab Corp., a Georgia corporation owned by the Kelletts ("MRC"). The assets of MRC consisted of a 50% partnership interest in IHS Rehab Partnership, Ltd. ("IHS Rehab"), which leases the North Dallas Rehabilitation Hospital in Dallas, Texas. CSI owns the remaining 50% partnership interest in IHS Rehab. The purchase price for MRC's assets was $1,600,000 in cash and the Company assumed MRC's outstanding indebtedness, which amounted to approximately $335,000.

         In addition, Mariner acquired the assets that constituted the skilled nursing facilities known as Arlington Heights Nursing Center in Fort Worth, Texas, and Randol Mill Manor in Arlington, Texas. Prior to the CSI Merger, these facilities were leased by CSI from partnerships owned by the Kelletts. The purchase prices for these facilities aggregated approximately $9.7 million. In addition, the Company made interest-free loans to the partnerships that owned Arlington Heights Nursing Center and Randol Mill Manor, with principal amounts of $955,521 and $663,256, respectively, which mature on May 24, 1999 and 2000, respectively. The Kelletts have agreed to guaranty the repayment of these loans.

         In connection with the CSI Merger, CSI (which as of July 31, 1996 merged with and into another wholly owned subsidiary of Mariner, Mariner Health Care of Nashville, Inc.) entered into leases on 14 skilled nursing facilities (collectively, the "Leased Facilities") from partnerships owned or controlled by the Kelletts (the "Lessors"). Each of the leases for the Leased Facilities (the "Leases") has a base term of eight years and four months from January 2, 1996 as well as a number of five-year renewal terms at the option of CSI, except that the Lease for Centerville Care Center has a term of seven years and four months with no renewal terms. Each lease provides for a fixed rent, which will not increase over the base or renewal terms of such Lease. The aggregate annual rent for the Leased Facilities is approximately $8,040,000. In addition to paying scheduled rent for each Leased Facility, CSI is required to pay all utilities, insurance and property taxes and to maintain the Leased Facility, reasonable wear and tear excepted.

         If the Company leases a Leased Facility for all optional renewal terms, the Compny may purchase such Leased Facility at the end of the last renewal term for its fair market value, as determined by agreement between the Company and the applicable Lessor or, absent such agreement, by appraisal at such time. For each Leased Facility other than Bethany Village Health Care Center and North Dallas Restorative Care Center, the Company also will have the option (the "Options") to purchase the Leased Facility for a fixed price during specified one-year periods for the applicable Lease. The Options are exercisable during specified periods between 1998 and 2010. The fixed prices are based on appraisals that estimate the fair market value of each Leased Facility as of the date the Option for each Leased Facility is first exercisable. The aggregate estimated fair market value as of the earliest exercise date of the Options of, and the aggregate purchase price for, the 12 Leased Facilities subject to the Options is approximately $59,585,000. On May 24, 1995, the Company made a deposit of an aggregate of $13,155,000 with the Lessors for the Options. If the Company exercises an Option for a Leased Facility, the portion of such $13,155,000 deposited by the Company for the Option for that Leased Facility will be credited toward the purchase price for that Leased Facility. If an Option is not exercised during the applicable exercise period, the applicable portion of such deposit will be forfeited by the Company. If an Option is exercised, approvals from health care regulatory authorities may be required to consummate the purchase of the Leased Facility.

         Stockholders  Agreement.  Pursuant  to  the  terms  of  a  stockholders
agreement  (the   "Stockholders   Agreement")   between   Mariner  and  the  CSI
Stockholders,  the CSI  Stockholders  are prohibited  from selling any shares of Common Stock beneficially owned by them prior to May 24, 1997. Between May 24, 1997 and May 24, 1998, the CSI Stockholders are prohibited from selling more than 50% of the shares of Common Stock beneficially owned by them. After May 24, 1998, the CSI Stockholders may sell the shares of Common Stock beneficially owned by them without limitation as to volume imposed by the Stockholders Agreement. Sales of such shares must otherwise be made in compliance with the other terms of the Stockholders Agreement.

         The Stockholders Agreement prohibits each of Stiles A. Kellett, Jr. and the trusts for the benefit of his family members that are CSI Stockholders as a group, and Samuel B. Kellett and the trusts for the benefit of his family members that are CSI Stockholders as a group, from acquiring, directly, indirectly or as part of a group, more than 12.5% of the total voting power of the outstanding voting securities of the Company, without the prior written consent of the Company. The CSI Stockholders have also agreed not to (1) solicit or initiate any offer or proposal for a business combination involving the Company or any of its subsidiaries, or involving the acquisition of a substantial portion of any of their assets; (2) solicit, or become a participant in any solicitation of, proxies from any holder of voting securities of the Company in connection with any vote on any matter; (3) participate in a group with respect to any voting securities of the Company, other than the group that currently exists among the CSI Stockholders; or (4) grant any proxies with respect to any voting securities of the Company to any person, unless such proxy specifies that the person holding the proxy shall vote in compliance with the Stockholders Agreement (other than as recommended by the Board), or deposit any voting securities of the Company in a voting trust or enter into any other arrangement or agreement with respect to the voting thereof.

         In addition, the CSI Stockholders have agreed to grant Mariner a right of first refusal on any sale, transfer or other disposition of voting securities of Mariner by a CSI Stockholder or any affiliate of a CSI Stockholder where such sale, transfer or other disposition involves voting securities of Mariner representing more than 1% of the then issued and outstanding shares of Common Stock. The right of first refusal does not, however, apply to sales, transfers or other dispositions of voting securities of Mariner in registered public offerings or in transactions pursuant to Rule 144 or Rule 145 under the Securities Act, if the transferee in such transfer is not known to the CSI Stockholder.

         Under the Stockholders Agreement, an agent designated by the CSI Stockholders (the "Stockholders Agent") has the right to designate one person to serve on Mariner's Board of Directors. The director designee must be reasonably acceptable to the Company. Mariner is obligated to use all reasonable efforts to cause the designee to be elected as a director. Effective as of June 2, 1995, Mr. Stiles A. Kellett, Jr. was appointed as a director of the Company for a term ending at the Company's annual meeting of stockholders in 1996, at which time he was elected for a three-year term ending at the Company's Annual Meeting of Stockholders in 1999.

         The provisions of the Stockholders Agreement relating to the Stockholders Agent's right to designate a director and voting matters terminate on the date on which the CSI Stockholders own less than 5% of the total voting power of the outstanding voting securities of the Company. All other provisions of the Stockholders Agreement terminate (1) with respect to Stiles A. Kellett, Jr. and the trusts for the benefit of his family members that are CSI Stockholders as a group, on the date on which they own less than 2.5% of the total voting power of the outstanding voting securities of the Company, and (2) with respect to Samuel B. Kellett and the trusts for the benefit of his family members that are CSI Stockholders as a group, on the date on which they own less than 2.5% of the total voting power of the outstanding voting securities of the Company.

         Registration Rights Agreement. The CSI Stockholders are also entitled to require the Company to register under the Securities Act the shares of Common Stock issued to them in the Merger pursuant to a registration rights agreement
(the "Registration Rights Agreement"). The Registration Rights Agreement provides that if the Company proposes to register shares of Mariner Common Stock under the Securities Act at any time after May 24, 1997, subject to certain exceptions, the CSI Stockholders shall be entitled to include the shares of Common Stock issued to them in the Merger in such registration. If such registration involves an underwritten public offering, the CSI Stockholders' rights to include shares is subject to the satisfaction of the rights of the Company's other stockholders who have contractual registration rights and to the rights of the managing underwriter of the offering to exclude for marketing reasons some or all of the CSI Stockholders' shares from such registration.




         The CSI Stockholders have the additional right under the Registration Rights Agreement to require the Company to prepare and file on three occasions a registration statement under the Securities Act with respect to their shares of Mariner Common Stock. This right is exercisable at any time after May 24, 1997 and, if the person designated by the Stockholders Agent to be nominated for election as a director of Mariner pursuant to the Stockholders Agreement stands for election and is not elected, once within 120 days after the meeting at which such designee is not elected. Except for registrations requested after the
Stockholders Agent's designee is not elected, Mariner is not required to register more than 50% of the shares of Mariner Common Stock to be issued in the Merger between May 24, 1997 and May 24, 1998. The Company is required to use all reasonable efforts to effect such registration, subject to certain conditions and limitations. Mariner is generally required to bear the expenses of all registrations under the Registration Rights Agreement, except for underwriter's discounts and commissions or any stock transfer taxes attributable to the shares being offered and sold. The CSI Stockholders' right to request such registrations will terminate when the CSI Stockholders own less than 5% of the total voting power of the outstanding voting securities of Mariner.

     CERTAIN OTHER COMPLETED ACQUISITIONS AND ARRANGEMENTS

         Premier. In January 1996, Mariner entered into an agreement to be the preferred provider of subacute services to Premier, which is one of the largest hospital-health care alliance in the United States. As the preferred subacute provider, Mariner may contract individually with member hospitals and systems to provide subacute services. Pursuant to this arrangement, a Premier affiliate was granted warrants to purchase 210,000 shares of Mariner Common Stock at an exercise price of $11.375 per share, as well as warrants to purchase up to an additional 1,890,000 shares of Mariner Common Stock over a five-year period depending on the performance of the arrangements between Mariner and Premier-affiliated facilities. None of such performance based warrants became exercisable in fiscal 1996. The Company recorded a charge of approximately $850,000 in the first quarter of 1996 as a result of the 210,000 warrants granted. The Company will receive management fees under the agreements it enters with Premier-affiliated facilities based on a percentage of such facility's revenues specified in the agreement.

         MedRehab Merger. In March 1996, the Company completed its merger (the "MedRehab Merger") with MedRehab, Inc. ("MedRehab") which, at the time of the MedRehab Merger, provided contract physical medicine and rehabilitation services to approximately 227 sites of which 149 were skilled nursing facilities and the remaining 78 sites included hospitals and schools.

         1996 Florida Acquisition. In May, 1996 the Company completed its acquisition of a company that operates seven skilled nursing facilities and one assisted living facility with an aggregate of 960 beds in Florida, Tennessee and Kansas (the "1996 Florida Acquisition"). All of the issued and outstanding shares of common stock of that company were converted into the right to receive an aggregate of approximately $28,050,000 in cash. The Company financed the consideration paid in the 1996 Florida Acquisition with a portion of the net proceeds from the sale of its Senior Subordinated Notes and borrowings under its Credit Facility.

         Jacksonville  Facility.  On  October 1, 1996,  the  Company  acquired a
163-bed facility in Jacksonville, Florida. The total purchase price was $9,850,000. Mariner funded the purchase price by assuming two HUD mortgages in the aggregate principal amount of approximately $4,236,000. The Company borrowed $6,500,000 under its Credit Facility to fund the remainder of the cash price and to replace reserves required by the HUD mortgage agreements.

         Allegis. In a two-part closing consummated on October 1, 1996 and November 1, 1996, Mariner acquired certain assets of Allegis Health Services, Inc. ("Allegis") and certain of its affiliates. Under the terms of the acquisition agreement, the Company purchased five inpatient facilities, assumed two operating leases and one capital lease and purchased Allegis' institutional pharmacy and its rehabilitation program management subsidiary. The total purchase price consisted of the assumption of approximately $12,000,000 in debt, including the capital lease, and $98,000,000 in cash borrowed under its Credit Facility. The cash portion of the purchase price was adjusted to $100,000,000 based on a multiple of the net operating income of the assets acquired as defined in the purchase agreement.

         Additionally, during the course of 1996, Mariner entered into various joint venture arrangements for the provision of management services for physicians; commenced operation of several new home health agencies in Florida and other states; acquired certificates of need for additional home health agencies; and has acquired or commenced operations of two new institutional pharmacies, one of which was acquired in the Allegis acquisition described above.


         For certain information regarding completed acquisitions, including those described above, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 of this Report.

         As part of its expansion strategy, Mariner may acquire additional health care facilities and businesses. Potential acquisition candidates include individual inpatient facilities, businesses that operate multiple inpatient facilities and other health care services businesses. The Company continuously identifies and evaluates potential acquisition candidates and in many cases engages in discussions and negotiations regarding potential acquisitions. There can be no assurance that any of the Company's discussions or negotiations will result in an acquisition. Further, if Mariner makes any acquisitions, there can be no assurance that it will be able to operate any acquired facilities or businesses profitably or otherwise successfully implement its expansion strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" found in Item 7 to this Report.

COMPETITION

         Mariner's subacute care facilities compete primarily on a local and regional basis with other skilled care providers, including general and chronic care hospitals, skilled nursing facilities, rehabilitation centers and other subacute care providers. Many of such providers currently have underutilized facilities and are expanding into subacute care by converting some or all of such facilities to subacute care. In particular, a number of nursing care facilities and general acute care hospitals are adding subacute care units. In addition, a number of services provided by the Company compete with services traditionally provided by general acute care hospitals, rehabilitation facilities and other providers. Some competing providers have greater financial resources than those of the Company or may operate on a non-profit basis or as charitable organizations. The degree of success with which Mariner's facilities compete varies from location to location and depends on a number of factors. The Company believes that the programs and quality of care provided, the reputation of its facilities and the level of its charges for services are significant competitive factors. Mariner seeks to meet competition through its patient focus and the relatively low cost of its programs.

         Mariner's competition in the rehabilitation business in most markets reflects the fragmented nature of the rehabilitation services industry. There are numerous providers of contract rehabilitation services, some of which merely provide a therapist to a nursing facility and others of which provide total rehabilitation program management like the Company. Most of the Company's clinics compete directly or indirectly with outpatient rehabilitation providers, the rehabilitation therapy departments of acute care hospitals, physicians' offices, private physical therapy practices and chiropractors.


GOVERNMENT REGULATION

         The  Company  and the health  care  industry  generally  are subject to extensive Federal, state and local regulation governing licensure, certification, conduct of operations and participation in reimbursement programs. Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Numerous proposals for comprehensive reform of the nation's health care system have been introduced in Congress. Many potential approaches are under consideration, including controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, and other fundamental changes to the health care delivery system. In addition, some of the states in which Mariner operates are considering or have adopted various health care reform proposals. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies and public debate of these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on the Company.

         In addition, both the Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially decrease the rate of program payments to health care facilities. Since 1983, Congress has consistently attempted to limit the growth of Federal spending under the Medicare and Medicaid programs. The



Company can give no assurance that payments under such programs will in the future remain at a level comparable to the present level or be sufficient to cover the costs allocable to such patients. In addition, many states are considering reductions in their Medicaid budgets.

         Certificate of Need Requirements. Most states in which the Company operates or is considering expansion possibilities have statutes which require that prior to the addition or construction of new beds, the addition of new services, the acquisition of certain medical equipment or certain capital expenditures in excess of defined levels, a state agency must determine that a need exists. These CON programs are designed to avoid duplication in health care facilities. CONs usually are issued for a specified maximum expenditure and require implementation of the proposed improvement within a specified period of time. Some states also require obtaining an exemption from CON review, or a reclassification of an existing CON, for acquisitions of existing health care facilities. Several states have instituted moratoria on new CONs, or otherwise stated their intent not to grant approvals for new beds. Such moratoria may adversely affect the Company's ability to expand in such states, but may also provide a barrier to entry to potential competitors.

         Where required, appropriate CONs are obtained for the Company's facilities and managed units. Depending on the licensure of the facility in which it is located, a managed or leased unit may operate under the host facility's CON, although Mariner may seek a new CON to enable the unit to participate in certain Federal and state health-related programs.

         Licensing. The inpatient facilities operated or managed by the Company must be licensed by state authorities. Each of the facilities is so licensed. Both initial and continuing qualification of a skilled nursing facility to maintain such licensure and participate in the Medicare and Medicaid programs depend upon many factors including, among other things, accommodations, equipment, services, patient care, safety, personnel, physical environment, and adequate policies, procedures and controls. In addition, the Company's outpatient rehabilitation clinics, pharmacy services and other health care services are generally subject to regulation and, in many instances, licensure or certification requirements.

         Medicare and Medicaid Certification. In order to receive Medicare and Medicaid reimbursement, a skilled nursing facility must meet the applicable requirements of participation set forth by the United States Department of Health and Human Services ("HHS") relating to the type of facility, its equipment, its personnel and its standards of medical care, as well as comply with all state and local laws and regulations. In addition, Medicare regulations generally require that entry into such facilities be through physician referral. The Company must offer services to Medicare and Medicaid recipients on a non-discriminatory basis and may not preferentially accept private pay or commercially insured patients. In addition, the Company's outpatient rehabilitation clinics, pharmacy services and other health care services are generally subject to applicable Medicare and Medicaid certification requirements.

         Medicare Related Party Rule. Subject to certain exceptions, Medicare's related party rule generally requires that services between related entities be changed at cost. Mariner provides certain services between subsidiary companies, some of which are charged at cost and others of which are charged at market rates. Mariner believes that the services which are charged at market rates qualify for an exception to Medicares's related party rule. There can be no assurance, however, that HCFA will endorse Mariner's position and the Medicare reimbursement received for such services may be subject to audit and recoupment in future years.

         Inspections. State and local agencies inspect all health care facilities on a regular basis to determine whether such facilities are in compliance with governmental operating and health standards and conditions for participation in government medical assistance programs. Such surveys include reviews of patient utilization of health care facilities and standards for patient care. If such an agency determines that a facility fails to comply with certain regulatory requirements, it may, or may be required to, take various adverse actions, including the imposition of fines, temporary suspension of admission of new patients to the facility, suspension or decertification from participation in the Medicare or Medicaid programs and, in extreme circumstances, revocation of the facility's license.

         Fraud and Abuse Laws. Various Federal and state laws regulate the relationship between providers of health care services and physicians or others able to refer medical services, including employment or service contracts, leases and investment relationships. These laws include the fraud and abuse provisions of the Medicare and Medicaid and similar state statutes (the "Fraud and Abuse Laws"), which prohibit the payment, receipt, solicitation or offering of any direct or indirect remuneration intended to induce the referral of Medicare or Medicaid patients or for the ordering or providing of Medicare or Medicaid covered services, items or equipment. Violations of these provisions may result in civil and criminal penalties and/or exclusion from participation in the Medicare and Medicaid programs and from state programs containing similar provisions relating to referrals of privately insured patients. HHS has interpreted these provisions broadly to include the payment of anything of value to influence the referral of Medicare or Medicaid business. HHS has issued regulations which set forth certain "safe harbors," representing business relationships and payments that can safely be undertaken without violation of the Fraud and Abuse Laws. In addition, certain Federal and state requirements generally prohibit certain providers from referring patients to certain types of entities in which such provider has an ownership or investment interest or with which such provider has a compensation arrangement, unless an exception is available. The Company considers all applicable laws in planning marketing activities and exercises care in an effort to structure its arrangements with health care providers to comply with these laws. However, because there is no procedure for obtaining advisory opinions from government officials, Mariner is unable to provide assurances that all of its existing or future arrangements will withstand scrutiny under the anti-fraud and abuse statute, safe harbor regulations or other state or federal legislation or regulations, nor can it predict the effect of such rules and regulations on these arrangements in particular or on Mariner's operations in general. While certain of Mariner's contracts may not fall within the safe harbors, Mariner believes that its business relationships comply with the Fraud and Abuse Laws.

INSURANCE

         Mariner  maintains  professional  liability  insurance,   comprehensive
general liability insurance and other insurance coverage on all of its facilities. Mariner believes that its insurance is adequate in amount and coverage for its current operations. See Note 15 of the Consolidated Financial Statements appearing in Item 8 of this Report.

EMPLOYEES

         As of December 31, 1996, Mariner employed approximately 14,000 full and part-time employees. The employees at seven of Mariner's skilled nursing facilities, representing approximately 8% of Mariner's work force, are represented by labor unions. Two of the Company's union contracts expire in 1997, on April 30, 1997 and July 30, 1997, respectively. Management cannot predict the impact of continued or increased union represention or organizational activities on its future operations. Management of Mariner considers the relationship between Mariner and its employees to be good.


         Mariner competes with general acute care hospitals, nursing homes and other care facilities for the services of physicians, registered nurses, therapists and other professional personnel. From time to time, there have been shortages in the supply of available physicians, registered nurses and various types of therapists. Competition for licensed therapists is intense and turnover is very high. Mariner places substantial emphasis on recruiting and retaining therapists, employing a staff of recruiters dedicated to identifying, interviewing and hiring therapists. In general, therapists prefer clinic employment over contract services employment, primarily because a clinic practice generally involves less acutely ill patients. The turnover in a clinic practice is therefore lower than in a contract practice. Although Mariner believes that it will be able to attract and retain sufficient physicians, nursing personnel and therapists to meet its needs, there can be no assurance that it will be able to do so.


ITEM 2.  PROPERTIES

         The Company's executive offices are located at 125 Eugene O'Neill Drive, New London, Connecticut, 06320. Information regarding other Mariner properties appears under the heading "Facilities" in Item 1 of this Report.


ITEM 3.  LEGAL PROCEEDINGS


         As is typical in the health care industry, Mariner is subject to claims, investigations or legal actions from time to time in the ordinary course of business. The Company's Massachusetts pharmacy operations are presently under review for certain matters with respect to technical requirements. The Company currently believes that the outcome of such review will not have a material adverse effect on Mariner. Mariner has also assumed claims and legal actions brought against certain of the companies which it has acquired, which material claims and legal actions are covered by indemnification agreements by the companies' former owners. Mariner believes that all such claims and actions currently pending against it either are adequately reserved for, covered by insurance or by indemnification or would not have a material adverse effect on Mariner if decided in a manner unfavorable to Mariner.





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company as of March 28, 1997, who are elected on an annual basis and serve at the discretion of the Board of Directors, are as follows:

        Name                       Age            Position and Offices            Served
        ----                       ---            --------------------            ------
Arthur W. Stratton, Jr., M.D.       51    Chairman of the Board, President,     1988-Present
                                          Chief Executive Officer & Director

David N. Hansen                     44    Executive Vice President, Chief       1996-Present
                                          Financial Officer and Treasurer


         Dr. Stratton has been Chairman of the Board of Directors and Chief Executive Officer of the Company since founding the Company in 1988. He also served as President of the Company since inception until May 1994 and from February 1995 to the present. Prior to founding the Company, Dr. Stratton was a practicing physician and served in a number of administrative capacities in acute care hospitals.

         Mr. Hansen has served as Executive Vice President, Treasurer and Chief Financial Officer of the Company since October, 1996. Prior to joining Mariner, Mr. Hansen was a partner at Coopers & Lybrand L.L.P from 1988 to 1996.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock is quoted on the Nasdaq National Market under the symbol MRNR. The following table sets forth for the periods indicated, the high and low sales prices for the Common Stock:

1996                                              High                 Low

4th Quarter.................................    $15.250               $6.750
3rd Quarter.................................     19.750               13.625
2nd Quarter.................................     20.125               15.000
1st Quarter.................................     20.125               14.875


1995                                              High                 Low

4th Quarter.................................    $16.750               $8.875
3rd Quarter.................................     16.625               11.625
2nd Quarter.................................     19.750               11.250
1st Quarter.................................     21.750               17.250



         On March 25, 1997 the closing sale price of the Common Stock was $9.000 per share. As of March 25, 1997, there were approximately 968 holders of record of the Common Stock.

         Mariner has not paid any cash dividends on the Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of its business. In addition, certain provisions of Mariner's revolving credit facility and the Indenture relating to the Company's 9 1/2% Senior Subordinated Notes due 2006 restrict or prohibit the payment of cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in Item 7 of this Report and Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Report.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial information presented below for each of the five years ended December 31, 1996 has been derived from the Company's audited consolidated financial statements. The selected consolidated financial information should be read in conjunction with "Management's Discussion and Analysis of

Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the notes thereto appearing in Items 7 and 8, respectively, to this Report.

                                                                          YEAR ENDED DECEMBER 31,

                                                       1992            1993          1994          1995          1996
                                                       ----            ----          ----          ----          ----
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net patient service revenue(1)                        $169,132       $209,238      $260,357      $337,635      $578,755
Other income                                             1,279          1,568         3,787        17,171        12,054
                                                     ----------     ----------    ----------    ----------    ----------
Total operating revenue                                170,411        210,806       264,144       354,806       590,809
Operating expenses:
  Facility operating costs (2)                         130,803        167,785       208,691       276,633       459,127
  Corporate general and administrative (3)              17,961         34,902        30,935        39,830        52,500
  Depreciation and amortization                          6,282          6,843         8,091        11,397        21,376
  Interest expense, net                                 10,113          7,379         1,819         3,598        26,256
  Facility rent expense, net                               307          1,079         1,739         1,830         3,727
                                                     ----------     ----------    ----------    ---------- -- ----------
  Total operating expenses                             165,466        217,988       251,275       333,288       562,986
                                                     ----------     ----------    ----------    ---------- -- ----------
Operating income (loss)                                  4,945        (7,182)        12,869        21,518        27,823
Net gain (loss) on sale of assets                          415            364           932           (6)         (826)
                                                     ----------     ----------    ----------    ---------- -- ----------
Income (loss) before income taxes and                    5,360        (6,818)        13,801        21,512        26,997
extraordinary items
Net provision for income taxes                         (1,634)        (3,220)       (5,848)       (7,892)      (10,799)
                                                     ----------     ----------    ----------    ---------- -- ----------
Income (loss) from continuing operations before
extraordinary                                            3,726       (10,038)         7,953        13,620        16,198
  items
Extraordinary items                                      (439)        (5,882)          (86)       (1,138)           ---
                                                     ----------     ----------    ----------    ---------- -- ----------

Net income (loss)                                    $   3,287      $(15,920)     $   7,867     $  12,482     $  16,198
                                                     ==========     ==========    ==========    ==========    ==========
Income (loss) per common and common equivalent shares:
  Income (loss) from operations before
extraordinary items                                  $     .50      $   (.92)     $     .41     $     .60     $     .55
  Extraordinary items                                     (.07)         (.51)           ---          (.05)          ---
                                                     ----------     ----------    ----------    ---------- -- ----------
    Net Income (loss)                                $     .43      $  (1.43)     $     .41     $     .55     $     .55
                                                     ==========     ==========    ==========    ==========    ==========
Weighted average number of Common and Common
  equivalent shares outstanding                          5,917         11,608        19,251        22,755        29,210


                                                                          YEARS ENDED DECEMBER 31,

                                                       1992            1993          1994          1995          1996
                                                       ----            ----          ----          ----          ----

                                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital                                      $  25,205      $  55,348     $  71,217     $  74,148      $ 68,154
Total assets                                           182,981        208,467       296,933       411,526       881,233
Long-term debt and capital lease obligations, less
current                                                 87,874         36,874        24,506       107,910       265,545
  portion
Subordinated debt                                       11,668          2,611         1,694         1,356       149,691
Convertible redeemable preferred stock (4)              24,097            790           891         1,030           ---
Nonconvertible redeemable preferred stock (5)            6,580            ---           ---           ---           ---
Total stockholders' equity                              21,205        127,229       228,148       242,392       324,788

------------

(1) Includes a charge of $10,000,000 in 1996 related to additional reserves on Medicare receivables.

(2) Includes $4,333,000 related to a significant change in business focus at the Company's Baltimore facility in 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report.

(3) During 1994, the Company recorded a charge of $9,327,000, of which $7,952,000 relates to the merger with Pinnacle Care Corporation, which was accounted for as a pooling of interests, and $1,375,000 relates to the accelerated vesting of certain stock options. Of the merger costs, approximately $4,627,000 was reserved for employee severance, payroll and relocation, $2,878,000 was reserved for transaction costs including investment bankers', legal and accounting fees, $172,000 was reserved for customer relations, $150,000 for operations relocation, $66,000 for investor relations and $59,000 was reserved for employee relations.

    During 1995, the Company accrued costs totaling $8,073,000 related to the CSI Merger and the consolidation of various regional and satellite offices to the New London, Connecticut office. Of this total charge, approximately $3,691,000 related to severance and related payroll costs and approximately $4,382,000 related to expenses incurred to close the Company's regional offices.

    During 1996, the Company recorded a charge of $6,511,000 of which $5,661,000 related to the merger with MedRehab, Inc. which was accounted for as a pooling of interests and $850,000 was a charge for the warrants granted to the Premier affiliate.



(4) Converted into shares of Common Stock upon the closing of the Company's initial public offering of its common stock, par value $.01 per share (the "Common Stock").

(5)  Redeemed during 1993.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

         This Report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, (i) the Company's growth strategies, including its intention to make acquisitions; (ii) anticipated trends in the Company's business and demographics; (iii) the Company's ability to continue to control costs and maintain quality of care;
(iv) the Company's ability to respond to changes in regulations; and (v) the Company's ability to enter into contracts with managed care organizations and other payors. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of the factors described below in "Risk Factors" including, among others (i) changes in the health care industry as a result of political, economic or regulatory influences; (ii) changes in regulations governing the health care industry; and
(iii) changes in the competitive marketplace. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact transpire.


OVERVIEW

    Mariner's net patient service revenue is derived primarily from providing inpatient health care services to subacute patients, rehabilitation programs in skilled nursing facilities, outpatient rehabilitation services in freestanding clinics and other post-acute medical services. The growth in Mariner's net patient service revenue and operating profitability depends on two principal factors: (i) the shift by the Company toward treatment of short-stay, medically demanding subaccute patients and away from less medically demanding patients, and (ii) the addition of a variety of alternate sites and expansion of post-acute health care services. Subacute patients typically require three to six hours of skilled nursing care per day, in contrast to the more than six hours of skilled nursing care per day required by acute care hospital patients and the less than two hours of custodial nursing care per day required by traditional nursing home residents. These subacute patients typically are recuperating from a major injury, surgery or illness and, after a relatively short transition period, generally are discharged to their homes. The Company's clinical programs, including MarinerCare programs, have been designed for these patients.

         During 1996, as a result of the CSI Merger, the 1996 Florida Acquisition, the Allegis acquisiton and other inpatient facility acquisitions, the Company added 41 facilities with a total of 5,915 beds. Since these acquisitions, the Company has been focusing these facilities increasingly on treating medically demanding subaccute patients. With the existing patient populations acquired with these facilities, Mariner currently expects that a significant length of time may be required before such patient population changes sufficiently to require a level of care, and to have a length of stay, comparable to that experienced in the Company's other facilities. As a result, the addition of these facilities adversely affected the Company's 1996 operating profitability and overall operating statistics. See "Patient Focus" and "Site Expansion".

    Patient Focus. Mariner believes that short length of patient stay and high bed turnover maximize net patient service revenue and operating margins. As compared to less medically demanding patients, short-stay subacute patients generally require more intense skilled nursing care and more rehabilitation, pharmacy and other ancillary medical services. The median length of stay for patients discharged in the applicable period from facilities owned or leased by the Company during the applicable period increased from 20 days in 1995 to 23 days in 1996. The bed turnover rate for the inpatient facilities owned or leased by the Company during the applicable period has deceased from 2.7 times in 1995 to 2.1 times in 1996. The increase in median length of stay and decease in bed turnover rate from 1995 to 1996 resulted principally from the acquisition of facilities in 1996. Newly acquired facilities generally contain an existing patient population, and consequently a significant length of time may be required before such patient population changes sufficiently to require a level of care, and to have a length of stay, comparable to that experienced in the Company's existing facilities. In the facilities the Company acquires, the Company intends to focus on treating subacute patients and implementing appropriate MarinerCare programs or other clinical programs.

    The Company's focus on short-stay subacute patients has historically provided the Company with an attractive payor mix. Short-stay medical care is covered by a wider range of payors, including indemnity insurers, health maintenance organizations, employers, Medicare and Medicaid, while long-term (more than 100 days) medical care typically is covered by Medicaid. Percentage of revenue generated from Medicare and private payors decreased from 79% in 1995 to 74% in 1996. The decrease in payor mix from 1995 to 1996 resulted principally from the result of the acquisition of additional new facilities in 1996 which were more heavily dependent on Medicaid reimbursment.

    By continuing to emphasize short-stay subacute patients, Mariner has historically increased the percentage of its revenue generated from Medicare and private payors (including indemnity insurers, health maintenance organizations, employers and individuals) in newly acquired facilities.

    Even among the Company's patients for whom Medicaid is the primary payor, Mariner has focused increasingly on treating those patients with substantial medical problems who require three or more hours of skilled nursing care per day. Typically, Mariner is reimbursed by Medicaid at substantially higher rates for these patients than for less medically demanding custodial care patients. The net patient service revenue generated by the Company's Medicaid patients decreased from $36,685 per bed in 1995 to $34,046 per bed in 1996. This decrease was primarily due to the geographic shift in the percentage of revenues derived from Florida and Texas which have lower Medicaid rates than the Northeast or Midwest regions.

         The Company's rehabilitation programs have also focused on subacute patients in skilled nursing facilities who require intensive rehabilitation therapy over a short period. The number of rehabilitation programs with skilled nursing facilities has decreased from 440 as of December 31, 1995 to 429 as of December 31, 1996.

         Despite this decrease in programs, revenue from private payors and reimbursement under Medicare have increased as a percentage of total revenue from these programs.

         In addition, the Company has expanded the range of post-acute health care services it provides directly in selected local markets in an effort to treat patients throughout their recovery. As a result, the Company receives revenues from these services both during a patient's inpatient stay and after discharge.



         As a result of these trends, Mariner's average revenue per occupied bed per year decreased from $61,495 in 1995 to $58,795 in 1996. Revenue per rehabilitation program increased from $318,088 in 1995 to $412,265 in 1996. These trends are illustrated in the following table:

                                                         Years Ended December 31,

                                                1994            1995             1996
                                                ----            ----             ----
Inpatient Operations

  Licensed beds (1)                             3,114           4,397            9,962

  Average occupancy rates                         89%             88%              88%

  Median length of stay (2)                   25 days         20 days          23 days

  Bed turnover rate (3)                          2.6x            2.7x             2.1x

  Revenue per occupied bed per year (4):

    Private payors and Medicare (5)          $ 97,932        $101,863        $  93,189

    Medicaid                                 $ 36,254       $  36,685        $  34,046

    Company as a whole                       $ 60,126       $  61,495        $  58,795

  Percentage of average daily census:

    Private payors and Medicare (5)               39%             38%              42%

    Medicaid                                      61%             62%              58%

Rehabilitation Operations:

  Revenue per rehabilitation  program per    $234,800        $318,088        $ 412,265
year (6)

  Outpatient clinic visits per year           297,699         272,423          221,128

Payor Mix (Company revenue as a whole):

  Private payors and Medicare (5)                 80%             79%              74%

  Medicaid                                        20%             21%              26%

-----------------

(1)  Facilities owned and leased as of the end of the applicable period.

(2) Based on those patients who were discharged during the applicable period from facilities owned or leased by Mariner.

(3) Represents total discharges divided by average number of licensed beds during the applicable period.

(4) Represents applicable net patient service revenue divided by the average daily census of patients generating such revenue.

(5) Private payors includes indemnity insurers, health maintenance organizations, employers, individuals and other non-governmental payors, and for payor mix, payments from skilled nursing facilities for services performed under rehabilitation management programs and revenue classified as "other income."

(6) Represents aggregate revenue from rehabilitation programs with skilled nursing facilities during the applicable period divided by the average number of such programs as of the end of the applicable period.





         Site Expansion. Mariner has expanded by acquiring, leasing and developing freestanding inpatient facilities, by entering into arrangements to manage hospital-based subacute units and to provide rehabilitation programs and by expanding the other post-acute health care services it provides. The Company's site expansion is illustrated in the following table:



                                                        December 31,
                                              -------------------------------
                                              1994          1995         1996
                                              ----          ----         ----
Sites of Service:

Owned and leased freestanding inpatient         26            33           75(1)
facilities

Managed freestanding inpatient facilities
and hospital-based units                         5            29(1)         8


Rehabilitation programs with skilled
nursing facilities                             447           440          429


Outpatient rehabilitation clinics               65            57           48


(1) Includes 23 skilled nursing facilities and one rehabilitation hospital with an aggregate of 3,288 beds which became owned or leased by the Company on January 2, 1996 upon completion of the CSI Merger.

         Mariner acquires established skilled nursing facilities and converts them into facilities focusing increasingly on treating medically demanding subacute patients. Historically, net patient revenue and operating margins from acquired inpatient facilities have increased gradually over a period of years as MarinerCare programs are implemented, and, as intensity of care and ancillary service requirements increase, length of patient stay decreases and payor mix improves. An acquired facility may contain an existing patient population, and consequently a significant length of time may be required before such patient population changes sufficiently to require a level of care, and to have alength of stay, comparable to that experienced in the Company's existing facilities. During this conversion period, Mariner would generally expect to realize lower revenue for these existing patients than could otherwise be obtained for new patients. Facilities undergoing conversion are expected to continue to generate increased net patient service revenue and operating margins as they continue to emphasize short-stay subacute patients.

         Mariner also develops new freestanding inpatient facilities and renovates acute care hospitals which are dedicated primarily to providing
MarinerCare programs and other services to subacute patients. Net patient service revenue and operating margins typically increase gradually at newly opened facilities, which have low initial occupancy rates. Because newly opened facilities require a basic complement of staff on the day it opens regardless of patient census, these facilities initially generate significant losses. As patient census increases at a facility, margins improve, regardless of whether the patients are subacute or medically less demanding. Margins typically increase at newly opened facilities as patient and payor mix improve and ancillary service use increases. These facilities generally have taken six to nine months before their revenues have been sufficient to cover their operating costs, and nine to fifteen months before they have contributed positively to the Company's net earnings. Leased units have substantially the same operating characteristics as newly opened facilities with less significant financing costs.

         Managed freestanding inpatient facilities and hospital-based managed subacute care units typically provide significantly higher profit margins with substantially lower revenue than the Company's owned and leased facilities because the host facility generally bears the related operating and capital expenses while paying the Company a management fee. Unlike freestanding inpatient facilities owned or leased by the Company, managed facilities and units typically do not require significant start-up costs or capital outlays by the Company.

         The Company incurs start-up expenses for new rehabilitation programs as therapists are hired and necessary equipment is acquired. These programs and clinics typically become profitable within six months of opening and generate positive cash flow in 12 to 18 months.



RESULTS OF OPERATIONS

         The following table sets forth certain consolidated financial data as a percentage of total operating revenue for the three years ended December 31, 1994, 1995 and 1996, and the percentage changes in the dollar amounts of revenue and expenses for 1995 as compared to 1994, and 1996 as compared to 1995.

                                                     Percent of Revenue           Percentage Increase (Decrease)
                                                                                       1995           1996
                                                   Year Ended December 31,             Over           Over
                                                   -----------------------
                                           1994         1995          1996             1994           1995
Revenues:
Net patient service revenue(1)            98.6%         95.2%          98.0%           29.7%         71.4%
Other revenue                              1.4           4.8            2.0           353.4         (29.8)
                                        ----------    ----------    ----------
Total operating revenue                  100.0%        100.0%         100.0%           34.3%         66.5%
                                        ==========    ==========    ==========
Operating and administrative expenses:
Facility operating costs (2)              79.0          78.0           77.8            32.6          66.0
Corporate general & administrative (3)    11.7          11.2            8.9            28.8          31.8
Interest expense, net                      0.7           1.0            4.4            97.8         629.7
Facility rent expense, net                 0.7           0.5            0.6             5.2         103.7
Depreciation and amortization              3.1           3.2            3.6            40.9          87.6
                                        ----------    ---------     ----------
Total operating expenses                  95.2%         93.9%          95.3%           32.6%         68.9%
                                        ==========    ==========    ==========

-----------------

(1) Includes a charge of $10,000,000 in 1996 related to additional reserves on Medicare receivables.

(2) Includes a charge related to a significant change in business focus at the Company's Baltimore facility of 1.2% for the year ended December 31, 1995.

(3) Includes merger and other non-recurring costs related to the merger with Pinnacle Care Corporation amounting to 3.5% of total operating revenue for the year ended December 31, 1994. Includes costs related to the CSI Merger and the consolidation of various regional and satellite offices to the Company's New London, Connecticut office amounting to 2.3% of total operating revenue for the year ended December 31, 1995. Includes merger and other non-recurring costs related to the merger with MedRehab, Inc. and issuance of warrants amounting to 1.2% of revenue for the year ended December 31, 1996.



         YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

         Revenue. Total operating revenue increased 34% from $264,144,000 in 1994 to $354,806,000 in 1995 and 67% to $590,809,000 in 1996.

         Net patient service revenue increased by $77,278,000, or 30%, from 1994 to 1995 and by $241,120,000, or 71%, from 1995 to 1996. The increase from 1994 to 1995 resulted primarily from the inclusion of revenue generated from the facilities and businesses acquired during 1995, as well as the inclusion of a full year of revenue from the eight facilities acquired during 1994. The increase in 1996 was due primarily to the inclusion of all revenue from the CSI Facilities that were acquired on January 2, 1996, the eight facilities acquired or leased in the 1996 Florida Acquisition and eight facilities acquired or leased from Allegis, as well as inclusion of a full year of revenue from facilities and businesses acquired in 1995. The Company also experienced increases in the use of ancillary medical services at its inpatient facilities. The revenue increases in each of 1995 and 1996 were partially offset by reductions due to the cancellation or non-renewal of contracts for certain rehabilitation programs.

         Other revenue includes fees earned from contracts to manage inpatient subacute care units within selected health care facilities and in 1995, included fees of $11,227,000 relating to the management of certain CSI Facilities. The reduction in other revenue from 1995 to 1996 resulted primarily from the termination of the management agreements with certain of the CSI Facilities, which were acquired on January 2, 1996. See "Business--Significant Developments in 1996--Transactions with Convalescent Services, Inc." appearing in Item 1 to this Report.

         Facility Operating Costs. Facility operating costs consist primarily of employee salaries, wages and benefits, food, ancillary supplies, pharmacy supplies, plant operations, and, in 1995, costs related to a significant change in the business focus at the Company's Baltimore facility. Most clinical staff and rehabilitation therapists are paid an hourly wage. Salaries, wages and benefits as a percentage of revenue are higher at newly opened inpatient facilities, which require a basic compliment of staff on the day the facility opens regardless of the patient census, than at pre-existing inpatient facilities. As the patient census increases and patient mix improves at its inpatient facilities, Mariner has experienced decreases in these costs as a percentage of revenue at such facilities.


Various other types of operating expenses, including medical supplies, pharmacy supplies, nutritional support services and expenses associated with the provision of ancillary services, vary more directly with patient census, as well as with general rates of inflation.

         Facility operating costs increased 33% from $208,691,000 in 1994 to $276,633,000 in 1995 and 66% to $459,127,000 in 1996. These increases were principally the result of adding new facilities, providing more ancillary medical services and adding therapists and aides to service new rehabilitation programs. In addition, these costs included $4,333,000 related to a significant change in focus at the Company's Baltimore facilities in 1995. As a percentage of total operating revenue, these costs decreased from 79.0% in 1994 to 78.0% in 1995 and 77.8% in 1996.

         Corporate General and Administrative. Corporate general and administration expenses include the expenses of the Company's corporate office, which provides marketing, financial and management services. These expenses increased 29% from $30,935,000 in 1994 to $39,830,000 in 1995 and 32% to
$52,500,000 in 1996. The increases were, in part, a result of additional personnel required to support the facilities acquired during 1994, 1995 and 1996.

         During 1994, the Company recorded a charge of $9,327,000, of which $7,952,000 related to the merger with Pinnacle Care Corporation, which was accounted for as a pooling of interests, and $1,375,000 related to the accelerated vesting of certain stock options. Of the merger costs, approximately $4,627,000 was for employee severance, payroll and relocation, $2,878,000 was incurred for transaction costs including investment bankers', legal and accounting fees, $172,000 for customer relations, $150,000 for operations relocation, $66,000 for investor relations and $59,000 for employee relations.

         The charge for the options relates to a change in vesting criteria for 100,000 options granted in 1992. As a result of these changes, these options become exercisable during the second quarter of 1994, thereby requiring the charge in the second quarter.

         During 1995, the Company accrued costs totaling $8,073,000 related to the merger with CSI and the consolidation of various regional and satellite offices to the New London, Connecticut office. Of this total charge, approximately $3,691,000 related to severance and related payroll costs and approximately $4,382,000 related to expenses incurred to close the Company's regional offices.

         During 1996, the Company recorded a charge of $6,511,000 of which $5,661,000 related to the merger with MedRehab which was accounted for as a pooling of interests and $850,000 was a charge for the warrants granted to the Premier affiliate. Of the charge related to the MedRehab merger, approximately $2,825,000 was for employee severance, payroll and relocation, $1,143,000 for transaction costs, $1,061,000 to write-off abandoned property and software, $382,000 for relocation of operations, $200,000 for customer relations and $50,000 for employee relations.

         As a percentage of total operating revenue, corporate general and administrative expenses were 12% in 1994, 11% in 1995 and 9% in 1996.

         Interest Expense, Net. Net interest expense increased 98% from $1,819,000 in 1994 to $3,598,000 in 1995 and 630% to $26,256,000 in 1996. The
increases were due to additional borrowings which were primarily used to fund acquisitions.

         Facility Rent Expense, Net. Net rent expense increased from $1,739,000 in 1994 to $1,830,000 in 1995, and $3,727,000 in 1996. The increases resulted from the lease costs associated with new leases entered in connection with certain acquisitions during 1996.

         Depreciation and Amortization. Depreciation and amortization expense increased 41% from $8,091,000 in 1994 to $11,397,000 in 1995, and 88% to
$21,376,000 in 1996, principally as a result of the increase in the number of facilities as a result of acquisition activities, the opening of new facilities and businesses, and the completion of facility renovations.

         Provision for Income Taxes. During 1996, Mariner's tax rate reflects the reversal of a valuation allowance on certain deferred tax assets. The Company believes that it will be able to take advantage of these assets before they expire and has reflected this in its tax rate in 1996. The Company currently expects the effective tax rate to increase from 40% to 44% in 1997 due, primarily, to the effect of non-deductible goodwill associated with certain acquisitions.



         Extraordinary Items. In 1994 Mariner incurred $86,000 of extraordinary losses, net of income tax benefit, related to early repayment of mortgage obligations.

         In 1995, the Company amended certain significant terms of its Credit Facility. As a result of the amendment, the Company has charged off its remaining unamortized deferred financing fees of $1,836,000 with a resulting tax benefit of $698,000.


LIQUIDITY AND CAPITAL RESOURCES

         Mariner has financed its operations, acquisitions and capital expenditures primarily from cash provided by operations and the proceeds from stock issuances and borrowings. As of December 31, 1996, working capital and cash and cash equivalents were $68,154,000 and $4,616,000, respectively.

         Mariner has a $250,000,000 senior secured revolving credit facility with a syndicate of banks (the "Credit Facility"). As of December 31, 1995 and 1996, principal balances outstanding under the Credit Facility were approximately $64,500,000 and $132,000,000, respectively, and letters of credit outstanding under this facility were $2,612,000 and $5,499,000, respectively. Mariner has used, and intends to continue to use, borrowings under the Credit Facility to finance the acquisition and development of additional subacute care facilities and related businesses, and for general corporate purposes, including working capital. Mariner's obligations under the Credit Facility are collateralized by a pledge of the stock of its subsidiaries and are guaranteed by all of the Company's subsidiaries. In addition, the Credit Facility is secured by mortgages on certain of the Company's inpatient facilities, leasehold mortgages on certain inpatient facilities leased by the Company, and security interests in certain other properties and assets of the Company and its subsidiaries. The Credit Facility matures on April 30, 1999 and provides for prime or LIBOR-based interest rate options. The borrowing availability and rate of interest varies depending upon specified financial ratios. The Credit Facility also contains covenants which, among other things, require the Company to maintain certain financial ratios and impose certain limitations or prohibitions on the Company with respect to the incurrence of indebtedness, liens and capital leases; the payment of dividends on, and the redemption or repurchase of, its capital stock; investments and acquisitions, including acquisitions of new facilities; the merger or consolidation of the Company with any person or entity and the disposition of any of the Company's properties or assets.

         On April 4, 1996, the Company sold $150,000,000 aggregate principal amount of its 9-1/2% Senior Subordinated Notes due 2006 (the "Notes"). The Notes mature on April 1, 2006. The Notes are unsecured senior subordinated obligations of Mariner and, as such, are subordinated in right of payment to all existing and future senior indebtedness of Mariner, including indebtedness under the Credit Facility. From the net proceeds of approximately $144,456,000 from the sale of the Notes, $131,000,000 was used to repay all outstanding indebtedness under the Credit Facility (including interest and certain other fees) and the remainder was used to pay a portion of the purchase price for the 1996 Florida Acquisition. The Notes contain certain covenants, including, among other things, covenants with respect to the following matters: (i) limitation on indebtedness;
(ii) limitation on restricted payments; (iii) limitation on the incurrence of liens; (iv) restriction on the issuance of preferred stock of subsidiaries; (v) limitation on transactions with affiliates; (vi) limitation on sale of assets;
(vii) limitation on other senior subordinated indebtedness; (viii) limitation on guarantees by subsidiaries; (ix) limitation on the creation of any restriction on the ability of the Company's subsidiaries to make distributions; and (x) restriction on mergers, consolidations and the transfer of all or substantially all of the assets of the Company to another person. The Notes were issued under an Indenture dated as of April 4, 1996 by and among the Company and State Street Bank and Trust Company, as trustee (the "Indenture").

         Accounts receivable (net of allowances) were $92,537,000 and $126,938,000 at December 31, 1995 and 1996, respectively. Estimated settlements due from third-party payors aggregated $12,915,000 and $18,912,000 at December 31, 1995 and 1996, respectively. The number of days sales in accounts receivable and estimated settlements due from third-party payors was approximately 96 days at December 31, 1995 and 78 days at December 31, 1996. The decrease was primarily due to (i) the acquisition of receivables in the Allegis aquisition and (ii) the $10,000,000 increased reserve for potential lower levels of Medicare reinbursement. The decrease also resulted from improved collections and the completion of centralization of the billing functions.

         In January 1996, Mariner completed the CSI Merger and its acquisition of certain related assets. In the merger, all of the issued and outstanding shares of capital stock of CSI were converted into the right to receive an aggregate of 5,853,656 shares of the Company's Common Stock and $7,000,000 in cash. In connection with the CSI Merger, Mariner acquired certain assets that are related to CSI's business from affiliates of CSI's stockholders for an aggregate of approximately $17,694,000 in cash and loaned an aggregate of $1,619,000 to the partnerships that sold certain assets to the Company. In addition, the Company acquired options to purchase 12 of the facilities leased by CSI from affiliates of CSI's stockholders at fair market value and made nonrefundable deposits of an aggregate of $13,155,000 with the lessors of the facilities subject to such options. The options are exercisable during specified periods between 1998 and 2010. The aggregate estimated fair market value as of the earliest exercise date of the options, and the aggregate purchase price for, the 12 facilities subject to the options is approximately $59,585,000 (which includes a deposit of $13,155,000 already paid by the Company). Mariner financed the cash consideration payable in these transactions with borrowings under the Credit Facility.

         On March 1, 1996, the Company completed the MedRehab Merger. Mariner issued an aggregate of approximately 2,312,500 shares of its Common Stock for all of MedRehab's outstanding capital stock and options to purchase MedRehab capital stock in a merger that is being accounted for as a pooling of interests. In addition, the Company prepaid an aggregate principal amount of approximately $14,000,000 of MedRehab's outstanding indebtedness at the closing of the MedRehab Merger. The Company repaid this indebtedness with funds it borrowed under the Credit Facility. Certain former MedRehab stockholders exercised the right to require the Company to repurchase their shares of Mariner Common Stock for approximately $1,326,000.

         In March 1996, Mariner acquired a primary care physician organization in the Orlando, Florida area. In this transaction, Mariner issued an aggregate of 48,722 shares of its Common Stock and paid an aggregate of $1,500,000 in cash which was financed under the Credit Facility.

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

         In a two-part closing consummated on October 1, 1996 and November 1, 1996, Mariner acquired certain assets of Allegis and certain of its affiliates. Under the terms of the acquisition agreement, the Company purchased five inpatient facilities, assumed two operating leases and one capital lease and purchased Allegis' institutional pharmacy and its rehabilitation program management subsidiary. The total purchase price of $110,000,000 consisted of the assumption of $12,000,000 in debt, including the capital lease, and $98,000,000 in cash. Under the terms of the agreement, $103,000,000 of the purchase price was paid at the closings during the fourth quarter of 1996. Approximately $98,000,000 of that amount plus certain closing costs was borrowed under the Credit Facility. The remaining $2,000,000 was paid upon attaining certain financial performance conditions for 1996. This amount was borrowed under the Credit Facility.

         From January 1, 1997 through March 25, 1997, the Company also borrowed approximately $ 43,200,000 under the Credit Facility primarily to fund working capital requirements.

         The Company intends to expand its clinical programs in strategically selected metropolitan areas throughout the United States. The Company also intends to expand its pharmacy, home health care and outpatient rehabilitation services. In addition to acquiring individual facilities, Mariner may acquire businesses that operate multiple facilities or ancillary health care services businesses. The Company continuously identifies and evaluates potential acquisition candidates and in many cases engages in discussions and negotiations regarding potential acquisitions. There can be no assurance that any of the Company's discussions or negotiations will result in an acquisition. Further, if the Company makes any acquisitions, there can be no assurance that it will be able to operate any acquired facilities or businesses profitably or otherwise successfully implement its expansion strategy. Mariner currently has no agreements with respect to any acquisition.

         The Company's capital expenditures for the years ended December 31, 1995 and 1996 were approximately $11,943,000 and $22,502,000, respectively. The Company has currently budgeted approximately $75,000,000 for capital expenditures during 1997. The Company's currently planned capital expenditures include approximately $25,000,000 for upgrading the Company's information systems, approximately $25,000,000 for expansion of existing facilities, as well as the costs of maintaining the Company's inpatient facilities and offices and approximately $25,000,000 for the construction of three new inpatient sites. The Company currently estimates that it spends approximately $300 per bed per year for maintenance of its inpatient facilities.

         Mariner believes that its future capital requirements will depend upon a number of factors, including cash generated from operations and the rate at which it acquires additional inpatient facilities or other health care services businesses and the rate at which it adds rehabilitation programs. Mariner expects to fund such capital expenditures with borrowings under its Credit Facility and cash from operations. Mariner currently believes that the cash from operations and borrowings under the Credit Facility will be sufficient to meet its needs through at least December 31, 1997.


RECENTLY ISSUED PRONOUNCEMENTS

         During 1997, the Financial Accounting Standards Board issued FASB Statement No. 128, "Earnings Per Share." This standard is designed to impove the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. The Company will implement the new standard in its fiscal year ending December 31, 1997. The impact of the implementation of this standard has not yet been determined.



IMPACT OF INFLATION

         The health care industry is labor intensive. Wages and other labor costs are especially sensitive to inflation. Increases in wages and other labor costs as a result of inflation, or increases in federal or state minimum wages without a corresponding increase in Medicare and Medicaid reimbursement rates, could adversely impact the Company.




                                  RISK FACTORS

         Except for the historical information contained herein, the matters contained in this Report include forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, results of operations and financial condition.

DEPENDENCE ON REIMBURSEMENT BY THIRD-PARTY PAYORS

         Mariner derives a significant portion of its revenue from the Medicaid and Medicare programs. In the years ended December 31, 1994, 1995 and 1996, the Company derived 20%, 21%, and 26% respectively, of its revenue from Medicaid programs and 26%, 29%, and 37%, respectively, of its revenues from the Medicare program. These programs are subject to retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may decrease the level of program reimbursements to the Company. Funds received by the Company from the Medicare and Medicaid programs are subject to audit which can result in the Company having to refund overpayments. In addition, there can be no assurance that facilities owned, leased or managed by Mariner now or in the future that participate in the Medicare and Medicaid programs will initially meet or continue to meet the requirements for participation in the Medicare and Medicaid programs. Legislation and regulations have been proposed on the federal and state levels that would have the effect of materially limiting or reducing reimbursement levels for the Company's programs and services. Mariner cannot predict whether any of these proposals will be adopted or, if adopted, the effect (if any) such proposals will have on the Company. Furthermore, the Company has observed a nationwide change in the practices of its Medicare Fiscal Intermediaries which, on behalf of HCFA, the federal agency responsible for administering the Medicare program, have begun to aggressively and retrospectively change their position on previously approved costs. This change includes the reclassification of costs from reimbursable to non-reimbursable and the challenging of payment for costs which had traditionally been approved. In response to these challenges of the payment of Medicare costs on an industry-wide basis, the Company has provided additional reserve amounts for potential lower levels of Medicare reimbursement.

         In addition, Mariner provides certain services between subsidiary companies, some of which are charged at cost and others of whch are charged at market rates. Mariner believes that the services which are charged at market rates qualify for an exception to Medicare's related party rule. There can be no assurance, however, that HCFA will endorse Mariner's position and the Medicare reimbursement received for such services may be subject to audit and recoupment in future years.

         In April 1995, HCFA issued a memorandum to its Medicare fiscal intermediaries as a guideline to assess costs incurred by inpatient providers relating to payment of occupational and speech language pathology services furnished under arrangements that include contracts between therapy providers and inpatient providers. While not binding on the fiscal intermediaries, the memorandum suggested certain rates to assist the fiscal intermediaries in making annual "prudent buyer" assessments of speech and occupational therapy rates paid by inpatient providers. In addition, HCFA is in the process of promulgating new salary equivalency guidelines which will update current physical therapy and respiratory therapy rates and establish new guidelines for occupational therapy and speech therapy. Mariner will not be able to determine whether these new proposals will have a material effect on its rehabilitation operations until the publication of final rates and rules. HCFA through its intermediaries is subjecting physical therapy, occupational therapy and speech therapy to a heightened level of scrutiny resulting in increasing audit activity. A majority of Mariner's provider and rehabilitation contracts provide for indemnification of the facilities for potential liabilities in connection with rehabilitation services. The Company's gross margins for its physical therapy services under Medicare's salary equivalency guidelines are significantly less than for its speech and occupational therapy services which are currently reimbursed by Medicare under the prudent buyer standard. There can be no assurance that actions ultimately taken by HCFA with regard to reimbursement rates for such therapy services will not materially adversely affect the Company's results of operations. See "Business--Sources of Revenue" in Item 1 of this Report.

         In addition to reducing revenue from federal and state payors, the imposition of more stringent reimbursement guidelines or a decrease in the level of Medicare or Medicaid reimbursement for these services could adversely affect the ability of skilled nursing facilities or other health care providers that depend on Medicare or Medicaid reimbursement to pay the Company for rehabilitation program services and may cause such facilities to reduce the rates that they are willing to pay the Company for such services. Any significant decrease in Medicare or Medicaid reimbursement levels, or the imposition of significant restrictions on participation in Medicare or Medicaid programs, could have a material adverse effect on the Company. Certain states in which Mariner operates have undertaken a study of acuity levels and are considering changes in their reimbursement systems to take levels of acuity into account. Accordingly, there can be no assurance that the rates paid to Mariner by Medicare, Medicaid, private payors or by skilled nursing facilities under rehabilitation programs will continue to be adequate to reimburse the Company for the costs of providing services to covered beneficiaries. Mariner has also agreed under certain of its contracts with private payors (and intends to continue to agree as part of its business strategy) to provide certain health care services to covered patients on a case rate or capitated basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report and "Business--Sources of Revenue" in Item 1 of this Report.

FLUCTUATION OF QUARTERLY RESULTS OF OPERATIONS

         The Company's operating revenue and net income generally fluctuate from quarter to quarter. The fluctuation is related to several factors including: the timing of Medicaid rate increases, changes in the level of Medicare reimbursement, the timing of acquisitions in operating results of acquired facilities, overall census, payor mix, acuity levels, seasonal census cycles and the number of working days in a given quarter. In addition, a significant amount of the Company's operating expenses are relatively fixed in the short term. As a result, if projected revenues are not realized in the expected period, the Company's operating results for that period could be adversely affected. Such quarterly fluctuations may result in volatility in the price of the Company's Common Stock.

HEALTH CARE REFORM

         Current political, economic and regulatory influences are likely to lead to fundamental changes in the health care industry in the United States. Numerous proposals for comprehensive reform of the nation's health care system have been introduced over the past few years in Congress. Many potential approaches are under consideration, including controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending and other fundamental changes to the health care delivery system. In addition, some of the states in which the Company operates are considering or have adopted various health care reform proposals and are considering reductions in their state Medicaid budgets. Mariner anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies and that public debate of these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on the Company. In addition, the cost and service considerations which have generated proposals for health care reform have also resulted in, and are expected to continue to result in, strategic realignments and combinations in the health care industry which may, over time, have a significant impact on the Company's strategic direction and operating results. There can be no assurance that future legislation, health care or budgetary, or other changes in the administration or interpretation of governmental health care programs will not materially adversely affect the results of operations of Mariner. Concern about the potential effects of the proposed reform measures have contributed to the volatility of prices in securities of companies in health care and related industries, including the Company, and may similarly affect the price of the Company's Common Stock in the future.

         Included in President Clinton's 1998 Budget proposals are significant changes to the Medicare payment system. Proposals that are under active consideration include, prospective payment for both Home Care and Skilled Nursing Facilities, and bundling of post acute care services. These, and other proposals which are being considered, could have a significant effect on payments to the entire healthcare industry, including Mariner. Each of the legislative proposals offered by the President provides for significant reductions in the overall rate of Medicare and Medicaid spending growth. These proposals are subject to approval and amendment by Congress, and the Company cannot predict their impact on the Company or its operations at this time. There is active discussion concerning the foregoing and balancing of the federal and state budgets, and the form of any final legislation enacted could differ significantly from current proposals.

         Aspects of certain of the health care proposals, such as reductions in funding of the Medicare and Medicaid programs, potential changes in reimbursement regulations by HCFA for contract therapy services, containment of health care costs, proposals to reimburse health care providers on a basis not linked to costs on an interim basis that could include a short-term freeze on prices charged by health care providers and greater state flexibility in the administration of Medicaid, could materially adversely affect the Company.

UNCERTAINTY OF REGULATION

         The Company and the health care industry generally are subject to extensive federal, state and local regulation governing licensure and conduct of operations at existing facilities, construction of new facilities, acquisition of existing facilities, addition of new services, certain capital expenditures, reimbursement for services rendered and disposal of medical waste. Changes in applicable laws and regulations or new interpretations of existing laws and regulations could have a material adverse effect on licensure, eligibility for participation, permissible activities, operating costs and the levels of reimbursement from governmental and other sources. There can be no assurance that regulatory authorities will not adopt changes or new interpretations of existing regulations that could adversely affect the Company. The failure to maintain or renew any required regulatory approvals or licenses could prevent the Company from offering existing services or from obtaining reimbursement. In certain circumstances, failure to comply at one facility may affect the ability of the Company to obtain or maintain licenses or approvals under Medicare and Medicaid programs at other facilities.

         Recently effective provisions of the regulations adopted under the Omnibus Budget Reconciliation Act of 1987 ("OBRA"), as amended, have expanded remedies available to HCFA to enforce compliance with the detailed regulations mandating minimum health care standards and may significantly affect the consequences to the Company if annual or other HCFA facility surveys identify noncompliance with these regulations. Remedies include fines, new patient admission moratoriums, denial of reimbursement, federal or state monitoring of operations, closure of facilities and termination of provider reimbursement agreements. In the ordinary course of its business, the Company receives notices from time to time of deficiencies for failure to comply with various regulatory requirements. Although the Company reviews such notices and takes appropriate corrective action, there can be no assurance that the Company's facilities will be able to remedy the deficiencies in all situations or remain continuously in compliance with regulatory requirements. Adverse actions against a facility by applicable regulatory agencies may adversely affect the facility's ability to continue to operate, the ability of the Company to provide certain services, and the facility's eligibility to participate in the Medicare or Medicaid programs. These actions may adversely affect the Company's business and results of operations.

         The Company is also subject to federal and state laws which govern financial and other arrangements between health care providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers, including physicians, that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include the federal "Stark legislations" which prohibit any remuneration for physician referrals, and, with limited exceptions, physician ownership of ancillary service providers and the federal "antikickback law" which prohibits, among other things, the offer, payment, solicitation, or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients. The Office of the Inspector General of the Department of Health and Human Services, the Department of Justice and other federal agencies interpret these fraud and abuse provisions liberally and enforce them aggressively. Recently federal laws and initiatives, including the Kennedy/Kassebaum Act and Operation Restore Trust, have significantly expanded the federal government's involvement in curtailing fraud and abuse and increased the monetary penalties for violation of these provisions. In addition, some states restrict certain business relationships between physicians and other providers of health care services. Many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs (including Medicare and Medicaid), asset forfeitures and civil and criminal penalties (including monetary penalties). These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. From time to time, the Company has sought guidance as to the interpretation of these laws; however, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of the Company.

         Many states have adopted certificate of need or similar laws which generally require that the appropriate state agency approve certain acquisitions or capital expenditures in excess of defined levels and determine that a need exists for certain new bed additions, new services, and the acquisition of such medical equipment or capital expenditures or other changes prior to beds and/or services being added. Many states have placed a moratorium on granting additional certificates of need or otherwise stated their intent not to grant approval for new beds. To the extent certificates of need or other similar approvals are required for expansion of Company operations, either through facility acquisitions or expansion or provision of new services or other changes, such expansion could be adversely affected by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals and possible delays associated with the expenses of obtaining such approvals.

         The Company's pharmacy business is also subject to inspection by state agencies regarding record keeping, inventory control and other aspects of the pharmacy business.

         The Company is unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations. Further changes in the regulatory framework could have a material adverse effect on the financial results of the Company's operations.

DIFFICULTY OF INTEGRATING RECENT ACQUISITIONS; MANAGEMENT OF GROWTH

         The successful integration of the businesses Mariner acquires is important to the Company's future performance. The anticipated benefits from any of these acquisitions may not be achieved unless the operations of the acquired businesses are successfully combined with those of the Company in a timely manner. The integration of the Company's recent and proposed acquisitions will require substantial attention from management. The diversion of the attention of management, and any difficulties encountered in the transition process, could have a material adverse effect on Mariner's revenue and operating results. In addition, the process of integrating the various businesses could cause the interruption of, or a loss of momentum in, the activities of some or all of these businesses, which could have a material adverse effect on the Company's operations and financial results. There can be no assurance that Mariner will realize any of the anticipated benefits from these acquisitions.

         The Company's growth has placed a significant burden on the Company's management, operating personnel, financial and operating systems. The Company's ability to manage its growth effectively and assimilate the operations of acquired facilities or businesses, or newly expanded or developed facilities, will require it to continue to attract, train, motivate, manage and retain key employees and to expand its operational and financial systems. If the Company is unable to manage its growth effectively, it could be materially adversely affected.

EXPANSION RISKS AND IMPACT ON FUTURE OPERATING RESULTS

         Mariner's strategy includes expanding by establishing or acquiring additional freestanding subacute care facilities, managing subacute care units within general acute care hospitals and acquiring ancillary health care services businesses. As part of its strategy, the Company may acquire businesses that operate one or more freestanding inpatient facilities or rehabilitation, pharmacy, home care, medical equipment and other health care businesses. There is significant competition for acquisition and expansion opportunities in the Company's businesses. As this competition intensifies due to ongoing consolidation in the health care industry, the costs of capitalizing on such opportunities may increase. Mariner competes for acquisition and expansion opportunities with companies that have significantly greater financial and management resources. There can be no assurance that the Company will be able to compete successfully for these opportunities, operate the acquired businesses profitably or otherwise implement successfully its expansion strategy. Mariner's expansion will depend on its ability to create demand in new markets for its clinical programs and to staff new facilities and rehabilitation programs, as well as on the availability of facilities and businesses for acquisition or management. Such expansion and growth place significant demands on the Company's financial and management resources. If Mariner is unable to manage its growth effectively, the quality of its services, its ability to recruit and retain key personnel and its results of operations could be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report.

         An acquired facility may contain an existing patient population and, consequently, a significant length of time may be required before such patient population changes sufficiently to require a level of care, and to have a length of stay, comparable to that provided in the Company's existing facilities. During this conversion period, Mariner would generally expect to realize lower reimbursement rates for these existing patients than could otherwise be obtained for new patients. If the Company acquires a business that operates multiple facilities, the time required to convert the acquired facilities may be longer than that required to convert individual facilities. As a result, the expected lower reimbursement rates could persist for a longer period, having a material adverse effect on the Company's operating results. Further, the effort required to make such newly acquired facilities more comparable to the Company's existing facilities may place significant demands on Mariner's financial and management resources.

         The Company may also open new freestanding inpatient facilities, which typically have low initial occupancy rates. Because newly opened facilities require a basic complement of staff on the day the facility opens regardless of the patient census, these facilities initially generate significant operating losses.


         As a result of these factors, as well as expansion into new markets and the addition of ancillary services, Mariner could experience significant fluctuations in operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report.

LEVERAGE

         As of December 31, 1996, the Company had approximately $423 million of outstanding indebtedness (not including debt under operating leases), which represented 57% of its total capitalization. In addition, the Company had $113 million of availability under the Credit Facility. In 1996, the Company requested that its lenders increase the size of the Credit Facility to $250 million, extend the maturity of the Credit Facility and further reduce the restrictions which the Credit Facility imposes on the operations of the Company's business. This request was approved by the lenders. Although the Company's cash flow from operations has been sufficient to meet its debt service obligations in the past, there can be no assurance that the Company's operating results will continue to be sufficient for the Company to meet its obligations. The Company's ability to comply with the terms of the Notes and the Credit Facility, to make cash payments with respect to the Notes and under the Credit Facility and to satisfy its other debt or to refinance any of such obligations will depend on the future performance of the Company, which in turn, is subject to prevailing economic conditions and financial and other factors beyond its control.

         The degree to which the Company is leveraged could have important consequences to the holders of the Company's securities, including the following: (i) the Company's ability to obtain additional financing for acquisitions, capital expenditures, working capital or general corporate purposes may be impaired in the future; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on the Notes and borrowings under the Credit Facility and other indebtedness, thereby reducing the funds available to the Company for its operations and other purposes; (iii) certain of the Company's borrowings are and will continue to be at variable rates of interest, which exposes the Company to the risk of increased interest rates; and (iv) the Company may be substantially more leveraged than certain of its competitors, which may place the Company at a relative competitive disadvantage and make the Company more vulnerable to changing market conditions and regulations.

RESTRICTIONS IMPOSED BY INDEBTEDNESS

         The Credit Facility contains a number of covenants that, among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain assets, enter into sale and leaseback transactions, create liens, make capital expenditures and make certain investments or acquisitions and otherwise restrict corporate activities. In addition, under the Credit Facility, the Company is required to satisfy specified financial covenants, including total indebtedness to cash flow, total senior indebtedness to cash flow and minimum net worth tests. The ability of the Company to comply with such provisions may be affected by events beyond the Company's control. The breach of any of these covenants could result in a default under the Credit Facility. In the event of any such default, depending on the actions taken by the lenders under the Credit Facility, the Company could be prohibited from making any payments on the Notes. In addition, such lenders could elect to declare all amounts borrowed under the Credit Facility, together with accrued interest, to be due and payable. The Credit Facility is secured by the capital stock of the Company's subsidiaries and certain other assets of the Company's subsidiaries, and if the Company were unable to repay borrowings under the Credit Facility, the lenders under the Credit Facility (the "Banks") could proceed against their collateral. If the Banks or the holders of any other secured indebtedness were to foreclose on the collateral securing the Company's obligations to them, it is possible that there would be insufficient assets remaining after satisfaction in full of all such indebtedness to satisfy in full the claims of the holders of the Notes. The Indenture subjects the Company to certain restrictive covenants, including, among other things, covenants with respect to the following matters: (i) limitation on indebtedness; (ii) limitation on restricted payments; (iii) limitation on the incurrence of liens; (iv) restriction on the issuance of preferred stock of subsidiaries; (v) limitation on transactions with affiliates;
(vi) limitation on sale of assets; (vii) limitation on other senior subordinated indebtedness; (viii) limitation on guarantees by subsidiaries; (ix) limitation on the creation of any restriction on the ability of the Company's subsidiaries to make distributions; and (x) restriction on mergers, consolidations and the transfer of all or substantially all of the assets of the Company to another person. In addition, the loan instruments governing the indebtedness of certain of the Company's subsidiaries contain certain restrictive covenants which limit the payment of dividends and distributions, and the transfer of assets to, the Company and require such subsidiaries to satisfy specific financial covenants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in Item 7 of this Report.

DEPENDENCE ON KEY PERSONNEL; DEMAND FOR PERSONNEL

         Mariner  believes  that  it  has  benefited   substantially   from  the
leadership  and  experience  of  its  executive  officers  and  members  of  its management team. If such executive officers were to leave the Company, the Company's business and results of operations could be materially adversely affected. Further, the Company's growth strategy is dependent in large part on its ability to attract and retain management, marketing and other personnel at its facilities. From time to time, there have been shortages in the supply of available registered nurses and various types of therapists. Mariner's ability to provide rehabilitation services is dependent on its ability to recruit and retain licensed therapists. The Company competes with general acute care hospitals, skilled nursing facilities, rehabilitation hospitals, contract rehabilitation companies and other health care providers for the services of physicians, registered nurses, therapists and other professional personnel. There can be no assurance that the Company will be able to attract and retain the qualified personnel necessary for its business and planned growth. The loss of a significant number of members of this management team, or the failure to attract or retain the qualified personnel necessary for its business and planned growth, could have a material adverse effect on the Company's business and results of operations. See "Business--Employees" and "Management" in Item 1 of this Report.

COMPETITION

         The health care industry is highly competitive. Mariner competes with general acute care hospitals, skilled nursing facilities, rehabilitation hospitals, contract rehabilitation companies and other health care providers. Many of the Company's competitors have underutilized facilities and are expanding into subacute care by converting some of their facilities into subacute units. In particular, a number of nursing care facilities and acute care hospitals are adding subacute units. The Company's facilities generally operate in communities that are also served by competing facilities, some of which may be newer or offer more programs. Many of these competitors have significantly greater resources than the Company and are affiliated with institutions or chains that are larger and have greater access to capital than the Company or operate on a non-profit or charitable basis. Cost containment efforts, which encourage more efficient utilization of hospital services, have resulted in decreased hospital occupancy in recent years. These cost containment efforts, as well as the prospect of health care reform, have also caused many health care providers to combine with other health care providers to achieve greater efficiencies and to reduce costs. The Company expects this trend, which may increase competition in its markets, to continue. See "Business--Competition" in Item 1 of this Report.

DEPENDENCE ON CONTRACT RENEWALS

         The Company provides rehabilitation program services pursuant to contracts with skilled nursing facilities and other parties. These contracts are generally for terms of one year and cancelable on 30 to 90 days' notice by either party. The number of rehabilitation contracts with skilled nursing facilities has decreased from 447 as of December 31, 1994 to 429 as of December 31, 1996. In addition, each year a number of contracts have been canceled or not renewed by the Company or its clients. In March 1996, the Company completed the MedRehab Merger, which added physical medicine and rehabilitation services contracts for approximately 227 sites (including 149 skilled nursing facilities). The decision by a significant number of Mariner's skilled nursing facility clients to cancel or not renew these contracts could have a material adverse effect on the Company's results of operations. See "Business--Mariner Clinical Programs and Services."

POTENTIAL VOLATILITY OF STOCK PRICE

         There  has  been  significant   volatility  in  the  market  prices  of
securities of health care companies. Mariner believes factors such as legislative and regulatory developments and quarterly variations in financial results could cause the market price of the Company's Common Stock to fluctuate substantially. In addition, the stock market has experienced volatility that has particularly affected the market prices of many health care service companies' stocks and that often has been unrelated to the operating performance of such companies. These market fluctuations may adversely affect the price of the Company's Common Stock.




CONTROL BY SIGNIFICANT STOCKHOLDERS

         As of March 25, 1997 and based on their most recent filings with the Commission on Schedule 13D, one stockholder group (the former owners of CSI) reported beneficial ownership representing 20.8% of the Company's Common Stock. As a result of such holding and one seat on the board of directors, this stockholder group may have the ability to exert significant influence over the outcome of all matters submitted to the Company's stockholders for approval, including the election of directors.

ANTI-TAKEOVER   PROVISIONS;   STOCKHOLDER  RIGHTS  PLAN;  POSSIBLE  ISSUANCE  OF
PREFERRED STOCK

         The Company's Stockholders Rights Plan and certain provisions of the Company's certificate of incorporation and by-laws may make it more difficult for a third party to acquire, or discourage acquisition bids for, the Company. In addition, in the event of a change of control, the Credit Facility also contains an event of default upon a "change of control" as defined therein which obligates the Company to repay amounts outstanding under the Credit Facility upon an acceleration of the indebtedness issued thereunder. Further, if a "change in control" (as defined in the Indenture) should occur, each holder of the Notes has the right to require that the Company purchase such holder's Notes at a purchase price in cash equal to 101% of the principal amount of such Notes, plus accrued and unpaid interest thereon through the date of purchase. These provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. In addition, shares of Mariner's preferred stock may be issued in the future without further stockholder approval and upon such terms and conditions, having such rights, privileges and preferences, as the Board of Directors may determine. The rights of the holders of the Company's Common Stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. Mariner has no present plans to issue any shares of preferred stock. The Company may also issue additional shares of its Common Stock in the future without further stockholder approval. The issuance of preferred stock or additional shares of the Company's Common Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from acquiring, a majority of the outstanding voting stock of the Company.

SUBORDINATION

         The Notes are senior subordinated obligations of the Company and, as such, are subordinated in right of payment to all existing and future senior indebtedness of the Company, including indebtedness under the Credit Facility. The Notes rank pari passu with all senior subordinated indebtedness of the Company and will rank senior to all other subordinated indebtedness of the Company. The Notes will also be effectively subordinated to all existing and future liabilities of the Company's subsidaries. As of March 27, 1997, the aggregate amount of senior indebtedness of the Company and indebtedness of the Company's subsidiaries (excluding intercompany indebtedness) that would have effectively ranked senior to the Notes would have been approximately $ 285.1 million. In addition, under the Indenture, the Company would have been permitted to borrow up to an additional $ 101.5 million under the Credit Facility and, provided certain tests are met, will be able to borrow additional senior indebtedness. In the event of a bankruptcy, liquidation or reorganization of the Company or in the event that any default in payment of, or the acceleration of, any debt occurs, holders of senior indebtedness of the Company will be entitled to payment in full from the proceeds of all assets of the Company prior to any payment of such proceeds to holders of the Notes. In addition, the Company may not make any principal or interest payments in respect of the Notes if any payment default exists with respect to senior indebtedness or any other default on Designated Senior Indebtedness (as defined in the Indenture) occurs and the maturity of such indebtedness is accelerated, or in certain circumstances prior to such acceleration for a specified period of time, unless, in any case, such default has been cured or waived, any such acceleration has been rescinded or such indebtedness has been repaid in full. Consequently, there can be no assurance that the Company will have sufficient funds remaining after such payments to make payments to the holders of the Notes.

HOLDING COMPANY STRUCTURE

         Substantially all of the Company's assets are held by its subsidiaries. As a result, the Company's rights, and the rights of its creditors (including holders of the Notes) to participate in the distribution of assets of any subsidiary upon such subsidiary's liquidation or reorganization will be subject to the prior claims of such subsidiary's creditors, except to the extent that the Company is itself reorganized as a creditor of such subsidiary, in which case the claims of the Company would still be subject to the claims of any secured creditor of such subsidiary and of any holder of indebtedness of such subsidiary senior to that held by the Company. As of March 27, 1997 the Company's subsidiaries would have had approximately $141.6 million of indebtedness (excluding intercompany indebtedness and indebtedness outstanding under the Credit Facility which is guaranteed by the Company's subsidiaries) outstanding.

         The Notes are obligations exclusively of the Company. The Notes will not be guaranteed by any of the Company's subsidiaries. Since the operations of the Company are currently conducted through subsidiaries, the Company's cash flow and its ability to service its debt, including the Notes, is dependent upon the earnings of its subsidiaries and distributions to the Company. The subsidiaries are seperate and distinct legal entities and have no obligation, contingent or otherwise, to pay amounts due pursuant to the Notes or to make any funds availible therefor. In addition, all of the Company's subsidiaries have guaranteed the obligations of the Company under the Credit Facility. Moreover, the payment of dividends and the making of loan advances to the Company by its subsidiaries are contingent upon the earnings of those subsidiaries and are subject to various business considerations and, for certain subsidiaries, restrictive loan covenants contained in the instruments governing the indeptedness of such subsidiaries, including covenants which restrict in certain circumstances the payment of dividends and distributions and the transfer of assets to the Company.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of MARINER HEALTH GROUP, INC.

         We have audited the consolidated financial statements and the financial statement schedule of Mariner Health Group, Inc. and subsidiaries (the "Company") listed in Item 14(a) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mariner Health Group, Inc. and subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                     COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
February 7, 1997


                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


                                                                                  DECEMBER 31,          DECEMBER 31,
                                                                                     1995                    1996
                                                                                     ----                    ----
                                              ASSETS
Current assets:
  Cash and cash equivalents                                                     $         4,086      $         4,616
  Accounts receivable, less allowance for doubtful accounts
    of $10,078 and $11,872 respectively                                                  92,537              126,938
  Estimated settlements due from third-party payors                                      12,915               18,912
  Prepaid expenses and other current assets                                               6,757                8,880
  Deferred income tax benefit                                                             9,918               11,008
                                                                               -----------------    -----------------
     Total current assets                                                               126,213              170,354
Property, plant and equipment, net                                                      174,486              386,425
Goodwill, net of accumulated amortization of $19,084 and $10,561,
  respectively                                                                           78,212              280,803
Intangible and other assets, net of accumulated amortization of
  $6,550 and $5,813, respectively                                                        30,144               20,991
Restricted cash and cash equivalents                                                      1,198                2,885
Deferred income tax benefit                                                               1,273               19,775
                                                                               -----------------    -----------------
     Total assets                                                               $       411,526      $       881,233
                                                                               =================    =================

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt and capital lease obligations            $         5,156      $         8,030
  Accounts payable                                                                       10,904               31,024
  Accrued payroll                                                                         6,072                9,944
  Accrued vacation                                                                        5,053                8,235
  Other accrued expenses                                                                 22,808               41,141
  Deferred income taxes                                                                     987                   25
  Other liabilities                                                                       1,085                3,801
                                                                               -----------------    -----------------
     Total current liabilities                                                           52,065              102,200
Long-term debt and capital lease obligations                                            107,910              415,236
Deferred income taxes                                                                     6,007               18,073
Deferred gain                                                                             2,122                1,955
Other long-term liabilities                                                               1,030               18,981
                                                                               -----------------    -----------------
      Total liabilities                                                                 169,134              556,445

Commitments and contingencies (Note 15)

Stockholders' equity :

Common stock,  $.01 par value;  50,000,000  shares  authorized;  22,540,008  and
  28,978,225 issued and outstanding at December 31, 1995 and
  1996, respectively                                                                        225                  290
Additional paid-in capital                                                              246,660              312,786
Unearned compensation                                                                      (15)                  (8)
Retained earnings (accumulated deficit)                                                 (4,478)               11,720
                                                                               -----------------    -----------------
     Total stockholders' equity                                                         242,392              324,788
                                                                               -----------------    -----------------
       Total liabilities and stockholders' equity                               $       411,526      $       881,233
                                                                               =================    =================


               The accompanying notes are an integral part of the
                       consolidated financial statements.




                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                               YEARS
                                                                                         ENDED DECEMBER 31,

                                                                                1994             1995              1996
                                                                                ----             ----              ----
Net patient service revenue                                                 $   260,357      $    337,635      $   578,755
Other revenue                                                                     3,787            17,171           12,054
                                                                           -------------    --------------    -------------
Total operating revenue                                                         264,144           354,806          590,809
                                                                           -------------    --------------    -------------

Operating expenses:
  Facility operating costs                                                      208,691           276,633          459,127
  Corporate, general and administrative                                          30,935            39,830           52,500
                                                                           -------------    --------------    -------------
                                                                                239,626           316,463          511,627
  Interest expense                                                                1,917             4,440           26,853
  Interest income                                                                   (98)             (842)            (597)
  Facility rent expense, net                                                      1,739             1,830            3,727
  Depreciation and amortization                                                   8,091            11,397           21,376
                                                                           -------------    --------------    -------------
Total operating expenses                                                        251,275           333,288          562,986
Operating income                                                                 12,869            21,518           27,823
Net gain (loss) on sale of assets                                                   932               (6)            (826)
                                                                           -------------    --------------    -------------
Income before income taxes and extraordinary items                               13,801            21,512           26,997
Net provision for income taxes                                                   (5,848)           (7,892)         (10,799)
                                                                           -------------    --------------    -------------
Income before extraordinary items                                                 7,953            13,620           16,198
Extraordinary items                                                                 (86)           (1,138)              ---
                                                                           -------------    --------------    -------------
Net income                                                                  $     7,867      $     12,482      $    16,198
                                                                           =============    ==============    =============

Net income per common and common equivalent share:
  Income from continuing operations before extraordinary items              $      0.41      $       0.60     $       0.55
  Extraordinary items                                                               ---             (0.05)             ---
                                                                           -------------    --------------    -------------
  Net income                                                                $      0.41      $       0.55      $      0.55
                                                                           =============    ==============    =============

Weighted average number of common and common equivalent shares
outstanding                                                                      19,251            22,755           29,210
                                                                           =============    ==============    =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.



                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                     YEARS ENDED DECEMBER 31,

                                                                           1994             1995                  1996
                                                                           ----             ----                  ----
Cash flows from (for) operating activities:
  Net income                                                           $    7,867         $   12,482           $  16,198
  Adjustments  to reconcile  net income to net cash  provided by
  (used in) operating activities:
    Depreciation and amortization                                           8,125             11,418              22,274
    Amortization of deferred gain                                           (905)            (1,468)               (167)
    Loss on facility closure                                                  ---              1,801                826
    Extraordinary item-loss due to early retirement of debt                   143              1,138                ---
    Non-recurring charges                                                   1,375                ---                 850
    (Gain) loss on disposal of assets                                       (508)                 20               1,061
    Earnings from partnerships                                              (123)               (14)                 ---
    Provisions for losses on accounts receivable                            1,338              3,698               2,738
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                    (17,063)           (40,787)            (24,848)
      (Increase) decrease in estimated settlements from third
          party payors                                                    (2,578)            (7,156)                 235
      (Increase) decrease in prepaid expenses and other current
          assets                                                            (830)            (3,397)               1,059
      Decrease in income taxes receivable                                    731                ---                 ---
      Increase (decrease) in accounts payable                               (970)              3,778              10,968
      Increase (decrease) in accrued liabilities                           11,383              6,884             (4,779)
      Decrease in other current liabilities                               (2,515)              (166)             (6,921)
      Increase in deferred income taxes                                   (4,321)              (824)              6,313
                                                                   ---------------    ---------------     ---------------
           Net cash provided by (used in) operating activities              1,149           (12,593)             25,807
                                                                   ---------------    ---------------     ---------------

Cash flows for investing activities:
  Purchase of property, plant and equipment                               (8,875)           (11,943)            (22,502)
  Proceeds from sale of plant, property and equipment                         ---                ---               3,080
  Increase in other assets                                                  (766)            (3,210)            (35,500)
  Payments related to prior acquisitions                                   ---              1,055                 ---
  Decrease in restricted cash                                                 ---                756                   4
  Cash paid for acquisitions, net of cash acquired                       (60,134)           (52,389)           (168,697)
  Purchase deposits                                                           ---           (19,500)                 ---
                                                                   ---------------    ---------------     ---------------
       Net cash used in investing activities                             (69,775)           (85,231)           (223,615)
                                                                   ---------------    ---------------     ---------------

Cash flows from financing activities:
  Drawings on line of credit                                               47,250             80,775             217,481
  Proceeds from debt offering, net                                            ---                ---             149,666


                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (CONTINUED)

                                                                                     YEARS ENDED DECEMBER 31,

                                                                       1994                1995                  1996
                                                                       ----                ----                  ----


  Repayments of debt                                                     (64,610)           (17,921)           (173,063)
  Proceeds from issuance of stock, net of offering costs                   83,634                ---                 ---
  Exercise of stock options                                                   995              1,008               3,887
  Shares issued under employee stock purchase plan                            ---                400                 310
  Other increases from financing activities                                   564                439                  55
                                                                ------------------    ---------------     ---------------
          Net cash provided by financing activities                        67,833             64,701             198,336
                                                                ------------------    ---------------     ---------------
Increase (decrease) in cash and cash equivalents                            (793)           (33,123)                 530
Cash and cash equivalents at beginning of year                             38,002             37,209               4,086
                                                                ------------------    ---------------     ---------------
Cash and cash equivalents at end of year                         $         37,209      $       4,086      $        4,616
                                                                ==================    ===============     ===============


               The accompanying notes are an integral part of the
                       consolidated financial statements.



                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)


                                                      COMMON STOCK      PREFERRED STOCK


                                                                                                           RETAINED
                                                                             ADDITIONAL                    EARNINGS
                                                PAR                  PAR      PAID-IN      UNEARNED      (ACCUMULATED
                                  SHARES       VALUE   SHARES        VALUE    CAPITAL     COMPENSATION     DEFICIT)     TOTAL

Balance at December 31, 1993     15,410,463 $   154   2,136,332    $    21  $152,102       $  (221)       $ (24,827)   $127,229
Net income                                                                                                    7,867       7,867
Conversion of Preferred Stock    2,136,332       21  (2,136,332)       (21)
Conversion of subordinated debt    556,070        6                            6,474                                      6,480
Exercise of options                180,418        2                              993                                        995
Exercise of warrants                49,286        1                              202                                        203
Accelerated vesting of stock                                                   1,375                                      1,375
options
Shares purchased under
  Employee Stock Purchase Plan       5,711                                        95                                         95
Tax benefit arising from
exercise of                                                                      294                                        294
  employee stock options
Issuance of Common Stock         4,027,538       40                           83,536                                     83,576
Cancellation of options                                                          (86)           86                           --
Amortization of stock plan                                                                      34                           34
expense
                                 ----------------------------------------------------------------------------------------------
Balance at December 31, 1994     22,365,818     224         ---       ---    244,985          (101)       (16,960)      228,148
Net income                                                                                                 12,482        12,482
Exercise of options                140,201        1                            1,013                                      1,014
Shares purchased under
  Employee Stock Purchase Plan      32,365                                       400                                        400
Issuance of Common Stock             1,624                                        3                                           3
Tax benefit arising from
  exercise of employee stock                                                    326                                         326
options
Cancellation of options                                                         (67)           67                             ---
Amortization of stock plan
expense                                                                                        19                            19
                                 ----------------------------------------------------------------------------------------------




Balance at December 31, 1995     22,540,008 $   225         ---        ---  $246,660       $  (15)        $  (4,478)   $242,392

Net income                                                                                                   16,198      16,198
Exercise of options                491,702        5                            3,882                                      3,887
Issuance of warrants                                                             850                                        850
Warrants exercised                  17,177                                        55                                         55
Shares purchased under
  Employee Stock Purchase Plan      26,958                                       310                                        310
Issuance of Common Stock         5,902,380       60                           59,576                                     59,636
Tax benefit arising from
  exercise of employee stock
  options                                                                      1,453                                      1,453
Amortization of stock plan
expense                                                                                          7                            7
                                 ----------------------------------------------------------------------------------------------
Balance at December 31, 1996     28,978,225 $   290        ---         ---  $312,786     $      (8)       $  11,720   $ 324,788
                                 ==============================================================================================



               The accompanying notes are an integral part of the
                       consolidated financial statements.



                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS

         Mariner Health Group, Inc. and subsidiaries ("Mariner" or the "Company") provides post-acute health care services in selected markets with a particular clinical expertise in the treatment of short-stay subacute patients in cost-effective alternate sites. Subacute patients are medically stable and generally require between three to six hours of skilled nursing care per day. These patients typically can benefit from standardized clinical programs, require extensive ancillary medical services and are discharged directly to their homes.

         Mariner owns, operates and manages freestanding inpatient facilities, provides rehabilitation program management services to other skilled nursing facilities and operates outpatient rehabilitation clinics, pharmacies and home health agencies.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The consolidated financial statements of Mariner have been prepared to give retroactive effect to the merger of MedRehab, Inc. ("MedRehab" or "MRI") on March 1, 1996, of which was accounted for as a pooling of interests. Accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of MedRehab for all periods presented.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Estimates Used in Preparation of Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for the collectibility of receivables and third party settlements, depreciation and amortization, employee benefit plans, taxes and contingencies.

Cash and Cash Equivalents

         Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less.

Net Patient Service Revenue

         Net patient service revenue includes patient revenues payable by patients, amounts reimbursable by third party payors under contracts, rehabilitation therapy service revenues from management contracts to provide services to non-affiliated skilled nursing facilities and other entities and revenues from the Company's medical products and home health care services. Patient revenues payable by patients at the Company's facilities are recorded at established billing rates. Patient revenues to be reimbursed by contracts with third-party payors are recorded at the amount estimated to be realized under these contractual arrangements. Revenues from Medicare and Medicaid are generally based on reimbursement of the reasonable direct and indirect costs of providing services to program participants or a prospective payment system. The Company separately estimates revenues due from each third party with which it has a contractual arrangement and records anticipated settlements with these parties in the contractual period during which services were rendered. The amounts actually reimbursable under Medicare and Medicaid are determined by filing cost reports which are then subject to audit and retroactive adjustment by the payor. Legislative changes to state or federal reimbursement systems may also retroactively affect recorded revenues. Changes in estimated revenues due in connection with Medicare and Medicaid may be recorded by the Company subsequent to the year of origination and prior to final settlement based on improved estimates. Such adjustments and final settlements with third party payors are reflected in operations at the time of the adjustment or settlement.

         In addition, indirect costs reimbursed under the Medicare program are subject to regional limits. The Company's costs generally exceed these limits and accordingly, the Company is required to submit exception requests to recover such excess costs. The Company believes it will be successful in collecting these receivables, however, the failure to recover these costs in the future could materially and adversely affect the Company.

         The Company's rehabilitation management contracts typically have a term of one year but frequently include automatic renewals and in general are terminable on notice of 30 to 90 days by either party. Under certain contracts, Mariner bills Medicare or another third-party payor directly. Under other contracts, the Company is compensated on a fee for service basis and in general directly bills the skilled nursing facility, which in turn receives reimbursement from Medicare, Medicaid, private insurance or the patient. Mariner recognizes payments under these latter contracts as payments from private payors. Under these latter contracts, Mariner also generally indemnifies its customers against reimbursement denials by third-party payors for services determined not to be medically necessary. Mariner has established internal documentation standards and systems to minimize denials and typically has the right to appeal denials at its expense. Historically, reimbursement denials under these contracts have been insignificant; however, an increase in denials could materially and adversely affect the Company.

         Under arrangements in which the Company bills a skilled nursing facility for its rehabilitation services on a fee for service basis, Medicare reimburses the facility based on a reasonable cost standard. Specific guidelines exist for evaluating the reasonable cost of physical, occupational and speech therapy services. Medicare applies salary-equivalency guidelines in determining the reasonable cost of physical therapy services, which is the cost that would be incurred if the therapist were employed by a nursing facility, plus an amount designed to compensate the provider for certain general and administrative overhead costs. Medicare pays for occupational and speech therapy services on a reasonable cost basis, subject to the so-called "prudent buyer" rule for evaluating the reasonableness of the costs. The Company's gross margins for its physical therapy services under the salary equivalency guidelines are significantly less than for its speech and occupational therapy services under the "prudent buyer" rule. In addition, Mariner provides certain services between subsidiary companies, some of which are charged at cost and others of whch are charged at market rates. Mariner believes that the services which are charged at market rates qualify for an exception to Medicare's related party rule. There can be no assurance, however, that HCFA will endorse Mariner's position and the Medicare reimbursement received for such services may be subject to audit and recoupment in future years.

         In April 1995, HCFA issued a memorandum to its Medicare fiscal intermediaries as a guideline to assess costs incurred by inpatient providers relating to payment of occupational and speech language pathology services furnished under arrangements that include contracts between therapy providers and inpatient providers. While not binding on the fiscal intermediaries, the memorandum suggested certain rates to assist the fiscal intermediaries in making annual "prudent buyer" assessments of speech and occupational therapy rates paid by inpatient providers. In addition, HCFA is in the process of promulgating new salary equivalency guidelines which will update current physical therapy and respiratory therapy rates and establish new guidelines for occupational therapy and speech therapy. Mariner will not be able to determine whether these new proposals will have a material effect on its rehabilitation operations until the publication of final rates and rules. HCFA through its intermediaries is also subjecting physical therapy, occupational therapy and speech therapy to a heightened level of scrutiny resulting in increasing audit activity. A majority of Mariner's provider and rehabilitation contracts provide for indemnification of the facilities for potential liabilities in connection with reimbursement for rehabilitation services. There can be no assurance that actions ultimately taken by HCFA with regard to reimbursement rates for such therapy services will not materially adversely affect the Company's results of operations.


         During 1996, the Company observed a change in the practices of its Medicare fiscal intermediaries which, on behalf of HCFA, the federal agency responsible for administering the Medicare program, have begun to aggressively and retrospectively change their position on previously approved costs. This change includes the reclassification of costs from reimbursable to non-reimbursable and the challenging of payment for costs which had traditionally been approved. In response to these challenges of the payment of Medicare costs, the Company changed its estimate of required reserves and provided an additional $10,000,000 reserve for potential lower levels of Medicare reimbursement.

Other Revenue

         Other revenue consists primarily of fees earned from contracts to manage inpatient sub-acute care units of non-affiliated health care facilities and, in 1995, includes fees of $11,227,000 relating to the management of certain Convalescent Services, Inc. ("CSI") facilities. A director, officer and stockholder of CSI during 1995 was also a director of the Company during the period in which these fees were earned (see Note 3).

Facility Operating Costs

         Facility operating costs include nursing expenses for the years ended December 31, 1994, 1995 and 1996 of $35,039,000, $50,738,000 and $69,950,000
respectively. All other expenses included in facility operating costs, such as rehabilitation and ancillary services, administration, dietary and plant operations, for the years ended December 31, 1994, 1995 and 1996, were $173,652,000, $225,895,000 and $389,177,000, respectively.

Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Betterments and major renewals are capitalized and included in property and equipment, while repairs and maintenance are charged to expense as incurred. Upon retirement or sale of assets, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the statement of operations.



         The provision for depreciation is computed using the straight-line method. Depreciation provisions are based on estimated useful lives as follows:

         Building and improvements -- 15-40 years

         Furniture and equipment -- 3-8 years

         Leasehold rights and improvements -- Over the shorter of the remaining term of the lease or life of the asset

Goodwill, Intangibles and Other Assets

         Goodwill, intangibles and other assets primarily consist of amounts identified in connection with certain facility acquisitions accounted for under the purchase method, and certain deferred costs which were incurred in connection with various financings.

         In connection with each of its acquisitions, the Company reviews the assets acquired and assesses their relative fair value in comparison to the purchase price. Goodwill results from the acquisition of certain facilities for which the negotiated purchase prices exceed the allocations of the fair market value of identifiable assets. The Company's policy is to evaluate each acquisition separately and identify an appropriate amortization period for goodwill based on the acquired property's characteristics. Goodwill is being amortized using the straight-line method generally over a 40 year period. Costs incurred in obtaining financing are amortized using the straight-line method, over the term of the related financial obligation.

         During 1996, the Company wrote-off approximately $14,007,000 of fully amortized goodwill and approximately $2,585,000 of fully amortized other intangible assets.Amortization expense related to goodwill and intangible assets for the years ended December 31, 1994, 1995 and 1996 was $2,396,000, $3,112,000,
and $6,158,000, respectively.

         The Company periodically reviews the carrying value of its long-lived assets (primarily property, plant and equipment and intangible assets) to assess the recoverability of these assets; any impairments would be recognized in operating results if a permanent diminution in value were to occur. As part of this assessment, the Company reviews the expected future net operating cash flows from its facilities, as well as the values included in any of its facilities, which have periodically been obtained in connection with various refinancings.

Income Taxes

         The Company follows the provisions of Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. The Company's policies regarding depreciation and amortization for financial reporting purposes differ from those used for tax purposes, thereby giving rise to deferred income taxes. For Federal income tax purposes, Mariner Health Group, Inc. and its subsidiaries file a consolidated income tax return.

Net Income Per Common and Common Equivalent Share

         Net income per common and common equivalent share is calculated based on net income divided by the weighted average number of common and common equivalent shares outstanding during the year. Fully diluted net income per common and common equivalent share has not been presented as amounts would not differ significantly from those presented.

         During 1997, the Financial Accounting Standards Board issued FASB Statement No. 128, "Earnings Per Share." This standard is designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. The Company will implement the new standard in its fiscal year ending December 31, 1997. The impact of the implementation of this standard has not yet been determined.



Reclassifications

         Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.


3.  MERGERS AND ACQUISITIONS

         During January 1994, the Company entered into a definitive agreement to merge with Pinnacle Care Corporation. On May 10, 1994, Pinnacle Care Corporation and its subsidiaries was merged with and into the Company. Under terms of the merger agreement, 4,857,143 shares of the Company's Common Stock were exchanged for all the outstanding stock and options to purchase stock of Pinnacle Care Corporation. The merger was consummated during the second quarter of 1994 in a tax-free, stock-for-stock transaction which has been accounted for as a pooling of interests.

         Operating results of the separate companies for the period immediately preceding the acquisition are as follows:

                                                 MARINER        PINNACLE          COMBINED
                                                 -------        --------          --------
Three months ended March 31, 1994:
  Total revenue                                $  23,026       $ 23,951          $ 46,977
  Net income                                       1,230          1,366             2,596


         The combined financial results presented above include adjustments made to conform accounting policies of the two companies. There were no intercompany transactions between the two companies for the period presented.

         During 1994, the Company recorded general and administrative charges of $9,327,000 of which $7,952,000 related to the merger with Pinnacle and $1,375,000 related to the accelerated vesting of certain stock options. Of the merger costs, approximately $4,627,000 was expensed for employee severance, payroll and relocation, $2,878,000 was expensed for transaction costs including investment bankers', legal and accounting fees, $172,000 was expensed for customer relations, $150,000 was expensed for operations relocation, $66,000 was expensed for investor relations and $59,000 was expensed for employee relations.

         During 1994, the Company acquired property, plant and equipment of eight facilities with an aggregate of 892 beds. The Company paid a total of approximately $58,250,000, using approximately $14,750,000 cash and $43,750,000 of borrowings under the revolving credit facility. The acquisitions are being accounted for under the purchase method of accounting. Accordingly, the purchase prices have been allocated to the assets acquired based on their fair value and the excess purchase price totaling $28,237,000 has been accounted for as goodwill.

         Also during 1994, the Company acquired a pharmacy and home health care business in Connecticut. The consideration paid by the Company for this business consisted of $3,655,000 in cash (of which approximately $3,500,000 was borrowed under the revolving credit facility) and a $500,000 note payable in quarterly installments over three years which bears interest at 6% per annum. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to assets acquired based on their fair value. The excess of $3,087,000 has been accounted for as goodwill.

         In March 1995, Mariner acquired a 60-bed skilled nursing facility located in St. Petersburg, Florida for $2,500,000 in cash. Goodwill totaling approximately $951,000 was recorded in connection with this transaction.

         A definitive agreement to merge with Convalescent Services, Inc. ("CSI") had originally been announced on January 9, 1995. At the time, CSI operated 25 skilled nursing facilities, one rehabilitation hospital and one continuing care retirement community, with an aggregate of 3,801 beds (the "CSI Facilities"). The CSI Facilities are concentrated primarily in Florida and
Texas. Under the terms of the definitive agreement, the Common Stock consideration was fixed at 5,853,658 newly issued shares of Mariner Common Stock. On April 11, 1995, Mariner shareholders voted to approve the proposed combinations with CSI. In the interim, a number of conditions relating to the closing of this business combination had not been satisfied.

         Therefore on May 24, 1995 (the "May 1995 Closing"), Mariner and CSI entered into a Management Agreement (the "Management Agreement"), pursuant to which Mariner managed all of CSI's facilities and operations until the closing which occurred on January 2, 1996 (the "Closing"), for a monthly management fee equal to 6% of the gross operating revenue of CSI's facilities. In addition, upon termination of the Management Agreement, Mariner received a bonus management fee equal to the net income of the facilities managed by Mariner during the term of the agreement subject to certain adjustments. As a result, Mariner received $11,227,000 of management fees from facilities controlled by Stiles A. Kellett, Jr. and Samuel B. Kellett (the "Kelletts") during 1995. Of this amount, $10,288,000 was from facilities which were acquired by Mariner on January 2, 1996. In addition, Mariner acquired substantially all the assets of Convalescent Supply Services, Inc., a Georgia corporation ("CSSI") owned by the Kelletts, which provides enteral, urological, wound care and ostomy products to CSI's facilities. The purchase price of CSSI's assets was $6,500,000 in cash and the assumption of CSSI's trade payables. At the May 1995 Closing, Mariner acquired options to purchase 12 of the facilities leased by CSI from affiliates of the Kelletts at fair market value (the "Options"). At the May 1995 Closing, the Company also deposited an aggregate of $15,000,000 to be credited against the purchase prices for two of the skilled nursing facilities to be acquired at the Closing and for the facilities which may be acquired upon exercise of the Options. Mariner also paid a $4,500,000 deposit to the CSI stockholders, which was credited by Mariner to the purchase price paid in cash at the Closing. On January 2, 1996 the CSI Merger was consummated. As a result of the CSI Merger, CSI became a wholly owned subsidiary of the Company. The total purchase price of CSI was approximately $218,000,000, which consists of the assumption of debt and capital leases of $110,000,000, $59,000,000 of common stock, $30,000,000 of cash and assumption of various other liabilities of $19,000,000. Goodwill of approximately $82,000,000 was recorded in connection with this transaction.

         In June 1995, Mariner purchased a 150-bed skilled nursing facility in Nashville, Tennessee, for a total purchase price of approximately $8,500,000. The purchase price was financed under the Company's revolving credit facility. Approximately $2,400,000 of goodwill was recorded in this transaction.

         Also in June 1995, the Company purchased an 80,000 square foot building in New London, Connecticut to serve as its corporate headquarters. The purchase price of the new building was $3,050,000 and was financed under the Company's revolving credit facility. The Company completed its relocation in October, 1995.

         In October 1995, Mariner completed an acquisition of six skilled nursing facilities with an aggregate of 686 beds in central and northern Florida. The purchase price for the transaction was $42,800,000, comprised of $33,000,000 in cash and the assumption of debt in the amount of $9,800,000. The cash portion of the transaction was financed through borrowings under the Company's revolving credit facility. The six facilities include two in Orlando, and one each in Daytona, Inverness, Baker County and Melbourne. Approximately $14,300,000 of goodwill was recorded in this transaction.

         Also in October 1995, the Company acquired an institutional pharmacy operation based in Dallas, Texas, for the total purchase price of approximately $1,623,000. The purchase price was financed through the Company's revolving credit facility and issuance of a note to the seller.

         All of the 1995 acquisitions were accounted for under the purchase method; accordingly, the purchase prices have been allocated to the assets acquired based on their fair value with any excess accounted for as goodwill.

         During 1995, the Company accrued general and administrative costs totaling $8,073,000 related to the merger with CSI and the consolidation of various regional and satellite offices to the New London, Connecticut office. Of this total charge, approximately $3,691,000 relates to severance and related payroll costs and approximately $4,382,000 relates to expenses incurred to close the regional offices.




         On March 1, 1996, the Company consummated a merger with MedRehab, a company whose primary business is contract rehabilitation therapy. Mariner issued an aggregate of approximately 2,312,500 shares of its Common Stock for all of MedRehab's outstanding capital stock and options to purchase MedRehab capital stock in a merger that was accounted for as a pooling of interests.

         Operating results for the separate companies for the period immediately preceding the acquisition are as follows:


                                                     MARINER        MEDREHAB     COMBINED
                                                     -------        --------     --------
Twelve months ended December 31, 1995:
  Total revenue                                     $ 298,049       $  56,757     $ 354,806
  Extraordinary items                                 (1,138)             ---       (1,138)
  Net income                                           11,535             947        12,482

         The combined financial results presented above include adjustments made to conform accounting policies of the two companies. There were no intercompany transactions between the two companies for the period presented. As of December 31, 1996, other accrued expenses includes $2,009,000 which has been accrued primarily to pay remaining scheduled severance amounts to certain employees.

         In March 1996, Mariner acquired a primary care physician organization in the Orlando, Florida area. In this transaction, Mariner issued an aggregate of 48,722 shares of its Common Stock and paid an aggregate of $1,500,000 in cash which was financed under the Credit Facility. The Company has recorded a total of $2.4 million in goodwill related to this transaction.

         In May 1996, the Company acquired seven skilled nursing facilities and one assisted living facility with an aggregate of 960 beds in Florida, Tennessee and Kansas (the "1996 Florida Acquisition"). All of the issued and outstanding shares of common stock were converted into the right to receive an aggregate of approximately $28,050,000 in cash. The Company financed the consideration paid in the 1996 Florida Acquisition with a portion of the net proceeds from the sale of the Notes and borrowings under the Credit Facility. Goodwill totaling approximately $38,000,000 was recorded in connection with this transaction.

         In the fourth quarter of 1996, Mariner consummated its acquisition of certain assets of Allegis Health Services, Inc. ("Allegis") and certain of its affiliates. Under the terms of the acquisition agreement, the Company purchased five inpatient facilities, assumed two operating leases and one capital lease and purchased Allegis' institutional pharmacy and its rehabilitation program management subsidiary. The total purchase price of $110,000,000 consisted of the assumption of $12,000,000 in debt, including the capital lease of approximately $5,000,000, and $98,000,000 in cash. Under the terms of the agreement, $103,000,000 of the purchase price was paid at the closings during the fourth quarter of 1996. Approximately $98,500,000 of that amount plus certain closing costs was borrowed under the Credit Facility. The remaining $3,000,000 was paid when certain financial performance conditions were met for 1996. Of this amount, approximately $1.6 million was paid in 1997 at which time goodwill was adjusted to a total of $73.4 million for this transaction.

         On October 1, 1996, the Company acquired a 163-bed facility in Jacksonville, Florida. The total purchase price was $9,850,000. Mariner funded the purchase price by assuming two HUD mortgages in the aggregate principal amount of approximately $4,236,000. The Company borrowed $6,500,000 under its Credit Facility to fund the remainder of the cash portion of the purchase price and to replace reserves required by the HUD mortgage agreements. Of the total purchase price, approximately $4.1 million was accounted for as goodwill.

         During 1996, all acquisition were accounted for as purchase except for the merger with MedRehab Inc. which was accounted for as a pooling of interests. In connection with the CSI and 1996 Florida Acquistions, the Company posted additional purchase accounting reserves in the fourth quarter of 1996 of $9,000,000 consisting of $7,000,000 for third party settlements and $2,000,000 for litigation.

4.  DISPOSITIONS OF FACILITIES

1994 TRANSACTION

         Effective January 31, 1994, the Company executed an agreement to sell one of its nursing centers. The sale price was $2,715,000 in the form of $2,465,000 cash and a $250,000 note to be secured by a first lien on a leasehold right the purchaser has in connection with a sale-leaseback financing of the acquisition. The sale resulted in a pretax loss of approximately $115,000. For the year ended December 31, 1994, the facility generated $403,000 of net patient service revenue, and $202,000 of income from continuing operations before income taxes, extraordinary items and cumulative effect of change in accounting principle, respectively.



5.  CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments in money market funds and repurchase agreements with a financial institution and trade receivables. Approximately 10% and 24% of the Company's accounts receivable and estimated settlements due from third party payors are from Medicaid programs and 21% and 31% are from Medicare programs at December 31, 1995 and 1996, respectively. There have been, and the Company expects that there will continue to be, a number of proposals to limit reimbursement allowable to skilled nursing facilities. Should the related government agencies suspend or significantly reduce contributions to these programs, the Company's ability to collect on its receivables would be adversely affected. Management believes that the remaining receivable balances from various payors, including individuals involved in diverse activities, subject to differing economic conditions, do not represent a concentration of credit risk to the Company. Management continually monitors and adjusts its allowance for doubtful accounts and contractual allowances associated with its receivables. Federal law limits the degree to which states are permitted to alter Medicaid programs.


6.  SALES LEASEBACK TRANSACTIONS

         The Company constructed two facilities which were purchased in 1993, at the completion of the construction phase, by the real estate investment trust providing the financing. The Company entered into operating lease arrangements for these facilities which provided for minimum lease terms through July 1999 and January 2004, respectively, with extension rights available through 2019.

         In April 1993, one of the facilities was sold and leased back. A gain on the sale totaling $1,815,000 was deferred and was being amortized over 7 years, the term of the lease. The Company initiated a significant change in business focus at this facility during 1995. The facility was purchased on November 1, 1995. Effective January 1, 1996 a portion of the building was leased to a long-term care company unrelated to the Company. The remaining portion of the building is leased as office space. Upon effecting these transactions, the Company recognized the remaining deferred gain of $1,135,000 which was offset by the write-off of certain capitalized costs of $2,887,000 for a net loss of $1,752,000 which is included in facility operating expenses.

         In November 1993, the second facility was sold and leased back. A gain on the sale totaling $1,783,000 has been deferred and is being amortized over 10 years, the term of the lease. The unamortized amount of this deferred gain totaled $1,244,000 at December 31, 1996. Additional deferred gains of $711,000 relate to prior Pinnacle transactions.


7.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following (in thousands):

                                                            DECEMBER 31,
                                                    1995                  1996
Land and improvements                             $    15,342       $   32,433
Building and improvements                             141,453          329,141
Furniture and equipment                                48,588           63,361
Leasehold rights and improvements                         429            2,841
Software                                                  ---            2,348
Construction in progress                                1,954            3,850
                                                  -----------       ----------
                                                      207,766          433,974
Less:  accumulated depreciation                       (33,280)         (47,549)
                                                  -----------       ----------
                                                  $   174,486       $  386,425
                                                  ===========       ==========



         Depreciation expense related to property, plant and equipment for the years ended December 31, 1994, 1995 and 1996 was $5,695,000, $8,285,000 and
$15,218,000, respectively.

         Interest  costs   associated  with   construction  or  renovations  are
capitalized in the period in which they are incurred. No interest was capitalized during 1994, 1995, or 1996.

         Included in property, plant and equipment is equipment, furniture, land and buildings under capital leases with cost bases totaling $3,973,000 and $94,582,000 at December 31, 1995 and 1996, respectively. Accumulated amortization on equipment under capital leases is approximately $188,000 and $2,479,000 at December 31, 1995 and 1996 respectively. These non-cash transactions have been excluded from the consolidated statements of cash flows.


8.  RESTRICTED CASH AND CASH EQUIVALENTS

         Approximately $1,198,000 and $2,885,000 of the Company's cash is restricted for capital improvements and collateral under the terms of various financing arrangements at December 31, 1995 and 1996, respectively. This
includes   amounts   related  to  debt  assumed  in   connection   with  certain
acquisitions.


9.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

         Long-term debt and capital lease obligations consist of the following:

                                                                   DECEMBER 31,
                                                                   ------------
                                                              1995               1996
                                                              ----               ----
                                                                  (IN THOUSANDS)
                                                                  --------------

Senior Subordinated Notes                               $           ---    $      149,691

Revolving credit and term loan agreement                         64,500           132,000
Mortgage loans                                                   16,615            51,232
Tax exempt low floater with annual maturities of
    $395,000 through October 2010                                 5,875            5,480
Term loans and other                                             18,775            8,361
Capital lease obligations                                         7,301           76,502
                                                        ----------------    --------------
                                                                113,066          423,266
Current maturities of long-term debt                             (4,115)          (4,802)
Current portion of capital lease obligations                     (1,041)          (3,228)
                                                        ----------------    --------------
                                                        $    107,910        $    415,236
                                                        ================    ==============

         On April 4, 1996, the Company sold $150,000,000 aggregate principal amount of its 9-1/2% Senior Subordinated Notes due 2006 (the "Notes"). The Notes mature on April 1, 2006. The Notes are unsecured senior subordinated obligations of Mariner and, as such, are subordinated in right of payment to all existing and future senior indebtedness of Mariner, including indebtedness under the Credit Facility. The Notes contain certain covenants, including, among other things, covenants with respect to the following matters: (i) limitation on indebtedness; (ii) limitation on restricted payments; (iii) limitation on the incurrence of liens; (iv) restriction on the issuance of preferred stock of subsidiaries; (v) limitation on transactions with affiliates; (vi) limitation on the sale of assets; (vii) limitation on other senior subordinated indebtedness;
(viii) limitation on guarantees by subsidiaries; (ix) limitation on the creation of any restriction on the ability of the Company's subsidiaries to make distributions; and (x) restriction on mergers, consolidations and the transfer of all or substantially all of the assets of the Company to another person. The Notes were issued under an Indenture dated as of April 4, 1996 by and among the Company and State Street Bank and Trust Company, as trustee (the "Indenture").



         Mariner has a $250,000,000 senior secured revolving credit facility with a syndicate of banks (the "Credit Facility"). As of April 30, 1996, the Company entered into an amendment to the Credit Facility to increase the size of the Credit Facility to $200,000,000 from $175,000,000, extend the maturity of the Credit Facility and reduce certain restrictions that the Credit Facility imposes on the operations of the business of the Company and its subsidiaries. As of July 1, 1996 the terms were amended to provide for borrowings of up to $250,000,000. As of December 31, 1995 and 1996, principal balances outstanding under the Credit Facility were approximately $64,500,000 and $132,000,000 respectively, and letters of credit outstanding under this facility were $2,612,000 and $5,499,000, respectively. Mariner has used, and intends to continue to use, borrowings under the Credit Facility to finance the acquisition and development of additional subacute care facilities and related businesses, and for general corporate purposes, including working capital. Mariner's obligations under the Credit Facility are collateralized by a pledge of the stock of its subsidiaries and are guaranteed by all of the Company's subsidiaries. In addition, the Credit Facility is collateralied by mortgages on certain of the Company's inpatient facilities, leasehold mortgages on certain inpatient facilities leased by the Company, and security interests in certain other properties and assets of the Company and its subsidiaries. The Credit Facility matures on April 30, 1999 and provides for prime or LIBOR-based interest rate options. The borrowing availability and rate of interest varies depending upon specified financial ratios. The Credit Facility also contains covenants which, among other things, require the Company to maintain certain financial ratios and impose certain limitations or prohibitions on the Company with respect to the incurrence of indebtedness, senior indebtedness, liens and capital leases; the payment of dividends on, and the redemption or repurchase of, its capital stock; investments and acquisitions, including acquisitions of new facilities; the merger or consolidation of the Company with any person or entity; and the disposition of any of the Company's properties or assets. The weighted average interest rate on the outstanding balances at December 31, 1995 and 1996 was 6.43% and 7.13%, respectively.

         Term loans at December 31, 1995 and 1996 consist primarily of the notes payable in connection with the January 1993 purchase of the contract therapy business, the 1994 purchase of a pharmacy and home health care business, a term note in connection with the Heritage Acquisition (See Note 3), the MedRehab merger, and an airplane. A total of $4,670,000 of term loans are unsecured. An airplane is pledged as collateral on the note given at the purchase date. Interest accrues at rates ranging from 6% to 12%.

         At December 31, 1996, mortgage loans collateralized by the properties included $8,494,000 on one facility related to the purchase of a previously leased facility, $8,448,000 in mortgages guaranteed by HUD, $17,291,000 for facilities acquired in the 1996 Florida Acquisition, $9,408,000 for former CSI facilities, $7,497,000 related to Allegis facilities, and $94,000 for a condominium acquired in the MedRehab Merger. These notes bear interest rates ranging from 8.0% to 11.5%, with terms expiring from August, 1998 to April, 2011.

         In November 1993, the Company refinanced the certain debt instruments replacing them with a Tax-Exempt Low Floater instrument collateralized by a first mortgage on a nursing facility and a five-year letter of credit issued by a bank and guaranteed by the Company. The interest rate is set weekly by the bank. At December 31, 1996, the rate was 3.75%.

         In addition, the Company leases certain equipment, land and buildings under capital leases. Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease. (See Note 3).

         Aggregate maturities of long-term debt and capital lease obligations for the years ending after December 31, 1996 are as follows:

                                          TOTAL            DEBT         CAPITAL LEASES

1997                                   $    8,030        $    4,802     $       3,228
1998                                       13,766             5,999             7,767
1999                                      144,256           141,660             2,596
2000                                        9,733             7,038             2,695
2001                                       11,238             1,124            10,114
Thereafter                                236,243           186,141            50,102
                                      ------------     -------------    --------------
                                       $  423,266        $  346,764     $      76,502
                                      ============     =============    ==============


         Interest  paid for the years ended  December  31,  1994,  1995 and 1996
amounted  to   approximately   $2,075,000,   $3,599,000   and   $ 22,939,000.
respectively.



10.  INCOME TAXES

         The provision for income taxes consists of the following at December 31, 1994, 1995 and 1996:


                                                                    DECEMBER 31,
                                                                    ------------
                                                      1994            1995                  1996
                                                      ----            ----                  ----
                                                                   (IN THOUSANDS)
                                                                   --------------

Deferred Federal income tax  benefit               $     3,673      $      704        $       963
Deferred state income tax  benefit                         648             120                280
Current Federal income tax provision                    (7,218)         (6,398)            (9,340)
Current state income tax provision                      (2,951)         (2,318)            (2,702)
                                                   -------------    -------------     --------------
Total provision for income taxes                   $    (5,848)     $   (7,892)       $   (10,799)
                                                   =============    =============     ==============

         The provision for income taxes is reconciled to the tax provision computed at the Federal statutory rate as follows:

                                                               DECEMBER 31,
                                                               ------------
                                                      1994       1995           1996
                                                      ----       ----           ----

Statutory rate                                         35%        35%             35%
State taxes, net of Federal effect                     14%         7%              7%
Reversal of deferred taxes at higher statutory rate    ---        (2%)           ---
Permanent differences                                  15%         ---             6%
Net operating loss carryforward utilization            ---        (1%)           ---
Change in valuation allowance                         (26%)        ---           (5%)
Other                                                    4%       (2%)           (3%)
                                                     --------     --------   ------------
                                                       42%        37%             40%
                                                     ========     ========   ============



         Deferred tax assets and liabilities are comprised of the following at December 31, 1995 and 1996:

                                                           DECEMBER 31,
                                                          ------------
                                                        1995            1996
                                                        ----            ----
                                                          (IN THOUSANDS)
                                                          --------------
Deferred tax assets:
  Reserves for receivables                         $      5,300      $    4,439
  Deferred revenue                                          840             500
  Merger costs                                            3,232             657
  Accrued expenses                                        2,973          22,761
  Federal NOL                                             1,095           1,631
  Valuation allowance                                   (1,410)             ---
  Other                                                     558             795
                                                   -------------    ------------
                                                   $     12,588      $   30,783
                                                   -------------    ------------

Deferred tax liabilities:
  Fixed assets.                                    $      4,497      $   13,551
  Write-off of deferred costs                               610             601
  Goodwill                                                2,191           3,128
  Tax Lease                                                 ---             805
  Other                                                   1,093              13
                                                   -------------    ------------
                                                   $      8,391      $   18,098
                                                   -------------    ------------
Net deferred tax asset                             $      4,197      $   12,685
                                                   =============    ============


         In connection with the merger with MedRehab, Inc., the Company acquired significant deferred income tax assets associated with MRI's net operating loss ("NOL") carryforwards. Because of the limitations imposed by the Internal
Revenue Code, these NOLs can only be used to offset income generated by the former MRI. Since MRI was expected to be in a tax loss position and has had losses in recent years, a valuation reserve in the full amount of the net deferred income tax assets was established at December 31, 1995 in accordance with the Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." The NOLs expire at various times through 2010. In 1996, it was determined, based on MRI's estimated profitability that it was more likely than not that the NOLs could be utilized in 1996 and future years. Accordingly, the valuation allowance was reversed at December 31, 1996.

         The establishment of reserves in conjunction with the acquisition of certain entities resulted in an increase to the long-term deferred tax asset of $16,193,000. The long-term deferred tax liability was increased by $8,949,000 due to the acquisition of assets with a different tax basis.

         During 1994, 1995 and 1996, the Company paid Federal, state and local income taxes in the amounts of approximately $5,528,000, $7,333,000 and $10,922,000 respectively. As of December 31, 1996, other accrued expenses includes $5,918,000 which has been accrued for Federal, state and local income taxes.


11.  STOCK OPTION PLANS

         The Company has five stock-based compensation plans. In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in 1996 and has applied APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1996 and 1995 would have been reduced to the pro forma amounts indicated below.

                              1996                            1995
                       -------------------            ---------------------
                    Net Income   Earnings Per        Net Income   Earnings Per
                    ----------   ------------        ----------   ------------
                  (In thousands)     Share          (In thousands)     Share
                  --------------     -----          --------------     -----
   As
Reported             $16,198         $0.55              $12,482        $0.55

  Pro
 forma               $13,337         $0.46              $ 9,707        $0.43


         The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of 5.5 years, expected volatility of 55%, and a risk-free interest rate of 6.17%.

         Under the Company's plans, the exercise prices of options equal the market price of the Company's stock on the date of grant and their maximum terms are generally ten years. Options vest generally over a five-year period or upon achievement of certain earnings targets. As of December 31, 1996, 122,080 shares were authorized for grants of options under the Company's plans.


                                                   STOCK OPTION        WEIGHTED AVERAGE
                                                     AMOUNTS           EXERCISE PRICES
                                                   -----------         ---------------
Outstanding at December 31, 1993                     1,107,671             $ 5.27
  Granted                                            1,083,808             $ 5.85
  Exercised                                           (180,418)            $ 5.92
  Canceled                                            (525,354)            $10.45
                                                    ------------
Outstanding at December 31, 1994                     1,485,707             $10.90
  Granted                                            2,266,046             $13.78
  Exercised                                           (140,111)            $ 7.20
  Canceled                                            (191,694)            $15.04
                                                    ------------
Outstanding at December 31, 1995                     3,419,948             $11.37
  Granted                                            1,214,073             $11.12
  Exercised                                           (491,702)            $ 7.91
  Canceled                                            (472,745)            $12.68
                                                    ============
Outstanding at December 31, 1996                     3,669,574             $11.55
                                                    ============

         At December 31, 1996, the Company had approximately 3,669,574 options outstanding of which approximately 1,290,285 were exercisable at a weighted average exercise price of $10.64.


                                       Options Outstanding                         Options Exercisable
                     ---------------------------------------------------    --------------------------------
                                 Weighted-Average
                                     Remaining
   Range of            Number       Contractual         Weighted-Average       Number         Weighted-Average
Exercise Prices     Outstanding        Life              Exercise Price      Exercisable       Exercise Price
---------------     -----------        ----              --------------      -----------       --------------
$ 2.00-$10.00       1,535,132        9.0  Years              $ 8.01            508,632             $ 6.94
$11.00-$20.00       2,130,873        8.3  Years              $14.00            778,084             $12.90
Over $20.00             3,569        2.83 Years              $44.49              3,569             $44.49
                    ---------                                                ---------
                    3,669,574                                                1,290,285
                    =========                                                =========

         During 1994, the Company recorded a charge of $1,375,000 relating to the accelerated vesting of certain stock options. The charge for the options relates to a change in vesting criteria for 100,000 options granted in 1992. As a result of these changes, these options became exercisable during the second quarter of 1994, thereby requiring the charge in the second quarter.

         During the third quarter of 1995, the exercise price of certain options was reduced to reflect the decreased market value of the Company's stock. All of the options repriced had been issued originally at prices significantly in excess of $12.63, the market value on the day of the adjustment. No charge was required for this transaction.


12.  PREFERRED STOCK

         In conjunction with the Company's initial public offering in 1993, the Company authorized 1,000,000 shares of Preferred Stock with a par value of $.01 per share. No shares of this Preferred Stock have been issued.


         Effective December 9, 1993, 5,800,000 shares of MedRehab 8% convertible preferred stock and accrued dividends thereon were converted into approximately 799,000 shares of common stock.

         On May 10, 1994 in connection with the merger with Pinnacle Care Corporation, the then outstanding Convertible Preferred Stock was converted into 2,136,332 shares of Mariner Common Stock.







13.  WARRANTS

         During 1996, the Company issued warrants to purchase 210,000 shares of its Common Stock at $11.38 in exchange for an appointment as the preferred subacute care provider for a national hospital alliance with 1,700 member hospitals. The Company may receive management fees under the agreement. The Company recorded a charge of approximately $850,000 related to the issuance of the warrants. Under this arrangement, the Company will issue up to 1,890,000 additional warrants if the relationship results in specified gains to the Company. No additional warrants were earned by the hospital alliance in 1996.


14.  EMPLOYEE BENEFIT PLANS

         The Company has a defined contribution 401(k) plan which covers substantially all eligible nonunion employees. Employees who participate in the plan may contribute up to $9,500 of their salaries or wages and the Company contributes 5% of the employees' contributions. Defined contribution expense for the Company for the years ended December 31, 1994, 1995, and 1996 was $108,000, $76,000, and $ 54,000 respectively.

         The MedRehab, Inc. Tax-Deferred Retirement Savings Plan covers substantially all former employees of MedRehab who meet the term-of-service requirements. Employees are eligible to make contributions to the plan under the guidelines of Section 401(k) of the Internal Revenue Code. Company contributions to the plan are at the discretion of the board of directors. All assets of the plan are held by a trustee.

         The Company also has a defined benefit pension plan which covers certain full-time employees. Assets held by the plan include money market funds, government bonds, convertible bonds, common and preferred stock, and real estate related investments The Company incurred a pension curtailment effective July 1, 1991 as a result of freezing pension benefits. There was no service cost charge in 1994, 1995 or 1996 as a result of this curtailment. Pension benefits are based primarily on years of service and age. The Company's funding policy for the defined benefit plan is to fund the minimum annual contribution required by applicable regulations. The following table sets forth the defined benefit plan's funded status and amounts recognized in the Company's consolidated balance sheets and statements of operations at December 31, 1994, 1995 and 1996:

                                                                   DECEMBER 31,
                                                                   ------------
                                                         1994          1995         1996
                                                         ----          ----         ----
                                                                  (IN THOUSANDS)
                                                                  --------------
Actuarial present value of benefit obligations:
  Vested                                              $     393    $     438     $       495
  Nonvested                                                 102          116              64
                                                      ---------    ----------    -----------
Accumulated benefit obligation                              495          554             559
                                                      ---------    ----------    -----------

Projected benefit obligation                                495          554             559
Less: plan assets at fair value                             318          439             630
                                                      ---------    ----------    -----------
Projected benefit obligation in excess of (less
than) plan assets                                           177          115             (71)
Adjustment required to recognize minimum liability          214          208             ---
Unrecognized transition asset                                12           10               9
Unrecognized net loss                                      (226)        (218)           (146)
                                                      ---------    ----------    -----------
Accrued (prepaid) pension cost                        $     177    $     115     $      (208)
                                                      =========    ==========    ===========


                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------
                                                    1994            1995          1996
                                                    ----            ----          ----
                                                               (IN THOUSANDS)
                                                               --------------

Interest cost on projected benefit obligation     $     36       $      36     $      36
Actual return on plan assets                             3             (73)         (103)
Net amortization                                       (10)             59            78
                                                  --------       ---------     ---------
                                                  $     29       $      22     $      11
                                                  ========       =========     =========

Key Assumptions:
  Weighted average discount rate of                    7.5%            7.5%          7.0%
obligations
  Long-term rate of return on assets                   7.5%            7.5%          7.5%


         Subsequent to the curtailment date, no increases in compensation were assumed.




15.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

         The Company leases a facility under a sale-leaseback agreement. The term of the lease is 10 years. The Company has the option to renew the lease for additional terms of up to 18 years.

         The Company also leases certain office space and equipment under cancelable and non-cancelable operating leases most of which may be renewed by the Company. At December 31, 1996, long-term operating lease commitments are as follows:

                          OPERATING LEASES
                           (IN THOUSANDS)

1997....................................$    11,353
1998.....................................    10,234
1999.....................................     8,599
2000.....................................     5,716
2001.....................................     4,297
Thereafter...............................     8,302
                                        --------------------
                                        $    48,501
                                        ====================

         Total rental expense under operating leases for 1994, 1995 and 1996 was $5,841,000, $5,516,000, and $ 10,071,000 respectively.

SELF INSURANCE

         Approximately 20% of employees enrolled in Company sponsored health plans are covered under a self-insured plan. The Company's liability for losses under this plan is capped at $200,000 per claim and $1,000,000 per person through a contract with an insurance company. The Company is also self-insured for Workers' Compensation. The Company's liability for losses is capped at $500,000 per claim and $1,000,000 per person through a contract with an insurance company. The Company has an outstanding letter of credit of $3,831,000, which is held as collateral by this insurance company.

LITIGATION

         The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, all such matters are adequately reserved, covered by insurance or indemnification or, if not so covered, are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material effect on the financial position of the Company.

REGULATORY ENVIRONMENT

         The health care industry is subject to numerous laws and regulations of federal, state, and local governments. Compliance with these laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers which creates a possibility of significant repayments for reimbursement of patient services previously billed.


16.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The methods and assumptions used to estimate the fair value of each class of financial instruments, for those instruments for which it is practicable to estimate that value, and the estimated fair values of the financial instruments are as follows:

CASH AND CASH EQUIVALENTS

         The carrying amount approximates fair value because of the short effective maturity of these instruments.



LONG-TERM DEBT

         The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for similar debt. The carrying value of the Company's long-term debt approximates its fair value as of December 31, 1995 and 1996.

17. RELATED PARTY TRANSACTIONS

         The Company leases 14 facilities under operating and capital leases from affiliates of the former CSI, in which entity a board member of the Company has a significant interst. During 1996, the Company made cash payments on such lease obligations of $7,593,000. Capital lease obligations include $68,798,000 of minimum lease payments due over the remaining lease terms. In addition, the Company manages three facilities for affiliates of the former CSI. In 1996, the Company recognized $1,135,000 of management fee reveune related to this arrangement. In addition , the Company made interest-free loans to partnerships that owned two facilities purchased by the Company. The loans have principal balances of $955,521 and $663,256 respectively and mature on May 24, 1999 and 2000, respectively. These loans are guaranteed by a Director and significant shareholder of the Company.

18.  PRO FORMA INFORMATION (UNAUDITED)

         The following unaudited pro forma condensed statements of operations for the years ended December 31, 1995 and 1996 give effect to certain acquisitions as if they had occurred at the beginning of these years. The 1995 pro forma amounts give effect to a 1995 acquisition (Heritage) and acquisitions consummated in 1996 (CSI, the 1996 Florida Acquisition and Allegis). The 1996 pro forma amounts give effect only to the 1996 transactions as the 1995 acquisitions are included in the results of the Company for the year ended December 31, 1996. The condensed information presented includes the impact of certain adjustments related to the acquisitions such as additional depreciation and amortization on the purchase of property, plant and equipment, interest expense based on additional debt and rental expense reductions.

         The pro forma condensed statements of operations do not purport to be indicative of the results that actually would have been achieved if the Acquisitions and the merger with CSI had occurred at the beginning of the period.

                                                UNAUDITED (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                              PRO FORMA COMBINED             PRO FORMA COMBINED
                                              MARINER, HERITAGE,            MARINER, 1996 FLORIDA
                                               CSI,1996 FLORIDA             ACQUISITION, ALLEGIS
                                             ACQUISITION, ALLEGIS
                                                    1995                             1996
                                                    ----                             ----
Total operating revenue                           $591,788                         $652,732
Net income before extraordinary items             $ 12,324                         $ 16,127
Net income per share before                       $    .43                         $    .55
extraordinary items
Net income                                        $ 11,186                         $ 16,127
Net income per share                              $    .39                         $    .55




19.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following table represents summarized results:



                                                 1995                                                 1996
                                FIRST       SECOND       THIRD      FOURTH         FIRST       SECOND       THIRD        FOURTH
                               QUARTER      QUARTER     QUARTER     QUARTER       QUARTER      QUARTER      QUARTER      QUARTER
                                                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
Net patient service revenue   $ 79,339     $ 81,753     $83,325     $ 93,218      $132,629     $143,061     $134,699     $168,366
Other revenue                      820        1,812       6,484       8, 055        2,550         2,543        3,052        3,909
                              ---------    ---------    --------    ---------     --------     ---------    ---------    ---------
Total operating revenue         80,159       83,565      89,809      101,273      135,179       145,604      137,751      172,275
Operating expenses:
  Facility operating costs      62,822       64,451      71,672       77,688      104,591       109,323      112,863      132,350
  Corporate general and          6,548       16,015       8,690        8,577       17,227        11,294       11,025       12,954
other
  Interest expense, net            279          452         896        1,971        4,392         6,578        6,763        8,523
  Facility rent expense, net       355          563         528          384          474           738        1,106        1,409
  Depreciation and               2,660        2,631       2,612        3,494        5,196         5,132        5,349        5,699
amortization
                              ---------    ---------    --------    ---------     --------     ---------    ---------    ---------
Total operating expenses        72,664       84,112      84,398       92,114      131,880       133,065      137,106      160,935
Operating income (loss)          7,495        (547)       5,411        9,159        3,299        12,539          645       11,340
Gain (loss) on sale of             ---         (11)           3            2          ---           ---          ---        (826)
facilities
                              ---------    ---------    --------    ---------     --------     ---------    ---------    ---------

Income (loss) before
income  taxes and
extraordinary items              7,495        (558)       5,414        9,161        3,299        12,539          645       10,514
Provision for income tax         2,876        (355)       1,928        3,443        1,254         5,015          324        4,206
                              ---------    ---------    --------    ---------     --------     ---------    ---------    ---------
Income (loss) before
extraordinary
  items                          4,619        (203)       3,486        5,718        2,045         7,524          321        6,308
Extraordinary items                ---      (1,138)         ---          ---          ---           ---          ---          ---
                              ---------    ---------    --------    ---------     --------     ---------    ---------    ---------
Net income (loss)             $  4,619     $(1,341)     $ 3,486     $  5,718      $ 2,045      $  7,524     $    321     $  6,308
                              =========    =========    ========    =========     ========     =========    =========    =========

Net income (loss) per common
  and common equivalent
share                         $    .20     $  (.06)     $  0.15     $    .25      $   .07      $    .26     $    .01     $     .22
                              =========    =========    ========    =========     ========     =========    =========    =========



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the Company's directors and compliance by the Company's directors and executive officers with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Company's definitive proxy statement for its annual meeting of stockholders which is currently expected to be filed with the Securities and Exchange Commission within 120 days of December 31, 1996, and is incorporated herein by reference.

         Information  regarding the Company's executive officers is contained in
Part I of this Report.


ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item will appear under the caption "Executive Compensation" in the Company's definitive proxy statement for its annual meeting of stockholders which is currently expected to be filed with the Securities and Exchange Commission within 120 days of December 31, 1996, and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item will appear under the caption "Principal Stockholders of Mariner" in the Company's definitive proxy statement for its annual meeting of stockholders which is currently expected to be filed with the Securities and Exchange Commission within 120 days of December 31, 1996, and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will appear under the caption "Certain Transactions" in the Company's definitive proxy statement for its annual meeting of stockholders which is currently expected to be filed with the Securities and Exchange Commission within 120 days of December 31, 1996, and is incorporated herein by reference.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   List of Financial Statements

The following audited consolidated financial statements of Mariner Health Group, Inc. and its subsidiaries, and the accountant's report relating thereto, are filed as a part of this Report:

         Report of Independent Accountants

         Consolidated Balance Sheets as of December 31, 1995 and 1996

         Consolidated Statements of Operations for the Years Ended December 31, 1994, 1995 and 1996

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and 1996

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1994, 1995 and 1996

         Notes to Consolidated Financial Statements

(a)(2)   List of Schedules

         Included at the end of this Report is the following:

         Schedule II.  Valuation and Qualifying Accounts

         All other schedules to the consolidated financial statements are omitted as the required information is either inapplicable or presented in the financial statements or related notes.

(a)(3)   List of Exhibits

         The Exhibits which are filed with this Report or which are incorporated by reference herein are set forth in the Exhibit Index which appears at page 65 hereof.

(b)      Reports on Form 8-K:

         October 3, 1996. Item 2 - Acquisition or Disposition of Assets to disclose the acquisition by one of the Company's subsidiaries of certain assets of Allegis Health Services, Inc. and certain of its Affiliates ("Allegis"); Item 5 - Other Events, to disclose a press release addressing uncertainty in the Medicare industry and describing the Company's adoption of a generally more conservative approach to accounting for Medicare reimbursement; and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, to disclose certain financial information relating to Allegis.





                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 1997.


                                            MARINER HEALTH GROUP, INC.



                                           By:  /s/ David N. Hansen
                                                -------------------------------
                                                David N. Hansen
                                                Executive Vice President, Chief
                                                Financial Officer and Treasurer

         We, the undersigned officers and directors of Mariner Health Group, Inc., hereby severally constitute and appoint Arthur W. Stratton, Jr. and David
N. Hansen, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                              Title(s)                                               Date
/s/  Arthur W. Stratton, Jr.           Chairman of the Board of                        March 31, 1997
----------------------------
Arthur W. Stratton, Jr.                Directors, Chief Executive
                                       Officer, President and Director
                                       (principal executive officer)


/s/ David N. Hansen                    Executive Vice President, Chief                 March 31, 1997
-------------------
David N. Hansen                        Financial Officer and Treasurer
                                       (principal financial and
                                       accounting officer)

/s/  David C. Fries                    Director                                        March 31, 1997
-------------------
David C. Fries


/s/  Christopher Grant, Jr.            Director                                        March 31, 1997
---------------------------
Christopher Grant, Jr.


                                       Director
---------------------------
Stiles A. Kellett, Jr.


/s/  John F. Robenalt                  Director                                        March 31, 1997
---------------------
John F. Robenalt


                                   SCHEDULE II

                           MARINER HEALTH GROUP, INC.
                SCHEDULE II --- VALUATION AND QUALIFYING ACCOUNTS

                                       Balance at             Provision        Uncollectible                              Balance at
                                       Beginning                for              Accounts                Other              End of
Allowance for Doubtful Accounts        of Period              Bad Debt          Written Off            Changes (1)          Period
-------------------------------        ---------              --------          -----------            -------              ------
Year ended December 31, 1996           $ 10,078,000        $ 2,738,000        $ 6,349,000           $ 5,405,000         $11,872,000
Year ended December 31, 1995           $  6,379,000        $ 3,698,000        $   634,000           $   635,000         $10,078,000
Year ended December 31, 1994           $  6,040,000        $ 1,338,000        $ 1,281,000           $   282,000         $ 6,379,000


(1) Principally represents reserves acquired in purchases of businesses and facilities.





                                  EXHIBIT INDEX

         The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated by reference to such filings.



EXHIBIT NO.        DESCRIPTION

2.1, 10.1          Participation  Agreement  dated as of  January 9, 1995 by and among the Company, Blue Corporation, Mariner Supply Services,
                   Inc., MHC Rehab Corp.,  Convalescent Services,  Inc. ("CSI"),
                   Convalescent  Supply Services,  Inc.,  Meadow Rehab Corp. and
                   Stiles A. Kellett, Jr., Samuel B. Kellett, Stiles A. Kellett,
                   Jr., as Trustee of Samuel B. Kellett,  Jr.  Irrevocable Trust
                   Dated  11/1/91,   Stiles  A.  Kellett,  Jr.,  as  Trustee  of
                   Charlotte  Rich  Kellett  Irrevocable  Trust  Dated  11/1/91,
                   Samuel B.  Kellett,  as  Trustee  of Stiles  A.  Kellett  III
                   Irrevocable  Trust Dated  11/1/91 and Samuel B.  Kellett,  as
                   Trustee of Barbara Katherine Kellett  Irrevocable Trust Dated
                   11/1/91 (Incorporated by reference to Exhibit 2.1, 10.1 to the Company's Annual Report on Form 10-K for the year ended
                   December 31, 1994).

2.2, 10.2          Asset Purchase  Agreement  dated as of January 9, 1995 by and among Mariner Supply Services,  Inc. and Convalescent  Supply
                   Services, Inc. ("CSSI") (Incorporated by reference to Exhibit
                   2.2, 10.2. to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

2.3, 10.3          Asset Purchase  Agreement  dated as of January 9, 1995 by and among MHC Rehab Corp. and Meadow Rehab Corp. (Incorporated by reference to Exhibit 2.3, 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

2.4, 10.4          Asset Purchase  Agreement  dated as of January 9, 1995 by and among CSI and  Stiles A.  Kellett,  Jr.,  Samuel B.  Kellett,
                   Stiles A. Kellett,  Jr., as Trustee of Samuel B. Kellett, Jr.
                   Irrevocable Trust Dated 11/1/91,  Stiles A. Kellett,  Jr., as
                   Trustee of  Charlotte  Rich Kellett  Irrevocable  Trust Dated
                   11/1/91,  Samuel B. Kellett,  as Trustee of Stiles A. Kellett
                   III Irrevocable Trust Dated 11/1/91 and Samuel B. Kellett, as
                   Trustee of Barbara Katherine Kellett  Irrevocable Trust Dated
                   11/1/91 (Incorporated by reference to Exhibit 2.4, 10.4 to the Company's Annual Report on Form 10-K for the year ended
                   December 31, 1994).

2.5, 10.5          Agreement  and Plan of Merger  dated as of January 9, 1995 by and among the Company, Blue Corporation and CSI (Incorporated by reference to Exhibit 2.5, 10.5 to the Company's Annual
                   Report on Form 10-K for the year ended December 31, 1994).

2.6, 10.6          Amendment Agreement dated as of May 24, 1995 by and among (i)
                   the Company;  (ii) Blue  Corporation;  (iii)  Mariner  Supply
                   Services,   Inc.;  (iv)  MHC  Rehab  Corp.;   (v)  CSI;  (vi)
                   Convalescent Supply Services, Inc.; (vii) Meadow Rehab Corp.;
                   (viii) Stiles A. Kellett,  Jr., Samuel B. Kellett,  Stiles A.
                   Kellett,   Jr.,  as  Trustee  of  Samuel  B.   Kellett,   Jr.
                   Irrevocable Trust Dated 11/1/91,  Stiles A. Kellett,  Jr., as
                   Trustee of  Charlotte  Rich Kellett  Irrevocable  Trust Dated
                   11/1/91,  Samuel B. Kellett,  as Trustee of Stiles A. Kellett
                   III Irrevocable Trust Dated 11/1/91 and Samuel B. Kellett, as
                   Trustee of Barbara Katherine Kellett  Irrevocable Trust Dated
                   11/1/91,  (ix) Villa Medical Investors,  Ltd. (L.P.) ("VMI");
                   (x)  Arlington   Heights  Medical   Investors,   Ltd.  (L.P.)
                   ("AHMI");  and (xi) Ft. Worth Medical  Investors,  Ltd.,  Sun
                   City  Center  Associates,   L.P.,  Houston-Northwest  Medical
                   Investors,   Ltd.  (L.P.),  Dallas  Medical  Investors,  Ltd.
                   (L.P.),  Ft. Bend Medical Investors,  Ltd. (L.P.),  Northwest
                   Healthcare,  L.P.,  Belleair  East  Medical  Investors,  Ltd.
                   (L.P.),  Denver Medical Investors,  Ltd. (L.P.),  Tallahassee
                   Healthcare Associates, Ltd. (L.P.), Port Charlotte Healthcare
                   Associates,  Ltd. (L.P.), South Denver Healthcare Associates,
                   Ltd. (L.P.),  Melbourne Healthcare Associates,  (L.P. ) Ltd.,
                   Pinellas III Healthcare,  Ltd. (L.P.), Polk Healthcare,  Ltd.
                   (L.P.),  Orange  Healthcare,  Ltd. (L.P.),  and Creek Forest,
                   Limited,  (collectively,   the

                   "Lessors") (Incorporated by reference to Exhibit 2.1, 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1995, as amended).

2.7, 10.7          Second  Amendment  Agreement dated as of December 29, 1995 by and  among (i) the  Company;  (ii)  Blue  Corporation;  (iii)
                   Mariner  Supply  Services,  Inc.,  (iv) MHC Rehab  Corp;  (v)
                   Convalescent   Services,   Inc.;  (vi)  Convalescent   Supply
                   Services,  Inc.;  (vii) Meadow Rehab Corp.,  (viii) Samuel B.
                   Kellett,  as agent of  Stiles  A.  Kellett,  Jr.,  Samuel  B.
                   Kellett, William R. Bassett, as Trustee of Samuel B. Kellett,
                   Jr. Irrevocable Trust Dated 11/1/91,  William R. Bassett,  as
                   Trustee of  Charlotte  Rich Kellett  Irrevocable  Trust Dated
                   11/1/91,  William R. Bassett, as Trustee of Stiles A. Kellett
                   III Irrevocable Trust Dated 11/1/91 and William R. Bassett, as Trustee of Barbara Katherine Kellett Irrevocable Trust
                   Dated  11/1/91,  (ix)  VMI;  (x) AHMI;  and (xi) the  Lessors
                   (Incorporated by reference to Exhibit 2.12, 10.12 to the Company's Current Report on Form 8-K dated January 2, 1996).

2.8, 10.8          Management  Agreement  dated as of May 24,  1995 by and among
                   Mariner and CSI  (Incorporated  by  reference to Exhibit 2.2,
                   10.2 to the  Company's  Form 10-Q for the quarter  ended June
                   30, 1995, as amended).

2.9, 10.9          Asset  Purchase  Agreement  dated  as of May 24,  1995 by and among Blue Corporation and AHMI (Incorporated by reference to Exhibit 2.3, 10.3 to the Company's Form 10-Q for the quarter ended June 30, 1995, as amended).

2.10, 10.10        Asset  Purchase  Agreement  dated  as of May 24,  1995 by and among Blue Corporation and VMI (Incorporated by reference to Exhibit 2.4, 10.4 to the Company's Form 10-Q for the quarter ended June 30, 1995, as amended).

2.11, 10.11        Amended and  Restated  Option  Agreement  dated as of May 24,
                   1995 by and among CSI, Mariner and the Lessors (Incorporated by reference to Exhibit 2.5, 10.5 to the Company's Form 10-Q for the quarter ended June 30, 1995, as amended).

2.12, 10.12        Amended and Restated  Registration  Rights Agreement dated as of  December  29,  1995 by and among  Mariner  and  Stiles A.
                   Kellett,  Jr.,  Samuel B.  Kellett,  William R.  Bassett,  as
                   Trustee of Samuel B.  Kellett,  Jr.  Irrevocable  Trust Dated
                   11/1/91,  William R.  Bassett,  as Trustee of Charlotte  Rich
                   Kellett Irrevocable Trust Dated 11/1/91,  William R. Bassett,
                   as Trustee of Stiles A. Kellett III  Irrevocable  Trust Dated
                   11/1/91  and  William  R.  Bassett,  as  Trustee  of  Barbara
                   Katherine    Kellett    Irrevocable   Trust   Dated   11/1/91
                   (Incorporated by reference to Exhibit 2.13, 10.13 to the Company's Current Report on Form 8-K dated January 2, 1996, as amended).

2.13, 10.13        Amendment and Restated Stockholders Agreement dated as of May
                   24,  1995  by  and  among   Mariner   and  the   Stockholders
                   (Incorporated by reference to Exhibit 2.6, 10.6 to the Company's Form 10-Q for the quarter ended June 30, 1995, as amended).

2.14, 10.14        Asset Purchase  Agreement,  dated as of July 21, 1995, by and among Mariner Health Care of Pinellas Point,  Inc.,  Heritage
                   Health Care Centers of Central Florida, Inc., Heritage Health
                   Care Center of Baker County,  Inc.,  Inverness Health Care, A
                   Limited Partnership d/b/a Heritage Health Care Center, Dowell
                   Enterprises, Inc. and ABCM Corporation (Incorporated by reference to Exhibit 2, 10 to the Company's Current Report on
                   Form 8-K dated October 2, 1995, as amended).

2.15, 10.15        Agreement and Plan of Merger dated as of February 27, 1996 by and among the  Company,  Mariner  Health  of  Florida,  Inc.,
                   Regency Health Care Centers, Inc., MedTx Corporation,  Dennis
                   J. Ferguson, J. Steven Garthe, Joseph V. Lennartz, Deborah B.
                   Wilson and Ronald E. Hayes, as trustee of the Ronald E. Hayes
                   Revocable Trust of 1994 (Incorporated by reference to Exhibit
                   2.15, 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

2.16, 10.16        Agreement  and Plan of Merger dated as of February 9, 1996 by and among the Company,

                   MRI Acquisition Corp. and MedRehab, Inc. (Incorporated by reference to Exhibit 2.16, 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

2.17, 10.17        Registration Rights Agreement dated as of February 9, 1996 by and among the Company and certain former stockholders of MedRehab, Inc. (Incorporated by reference to Exhibit 2.17,
                   10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

2.18, 10.18        Asset  Purchase  Agreement  dated as of July 31,  1996 by and among Mariner Health Group, Inc.; Mariner Health of Maryland,
                   Inc.;  Allegis Health  Services,  Inc.;  Technicare,  L.L.C.;
                   Rehab   Solutions,    L.L.C.;    Bay   Meadow   Nursing   and
                   Rehabilitation  Center,  L.L.C.;  Camden  Yards  Nursing  and
                   Rehabilitation Center, L.L.C.; Kensington Gardens Nursing and
                   Rehabilitation     Center,    L.L.C.;    Global    Healthcare
                   Center-Overlea,  L.L.C.;  Allegis  Health and  Rehabilitation
                   Center - Southern Maryland,  L.L.C.; Global Healthcare Center
                   - Bethesda,  L.L.C.;  Circle Manor Nursing Home, Inc.; Arcola
                   Nursing and Rehabilitation Center, Inc.; Technicare Pharmacy,
                   Inc.; Global Health Investment  Associates,  L.L.C.;  Paul J.
                   Diaz;  Marvin  H.  Rabovsky;  Harvey  W.  Wertlieb;  Roger C.
                   Lipitz; Gary M. Sudhalter and Jay Mutchnik (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 3, 1996)

2.19, 10.19        Amendment Number 1 to Asset Purchase  Agreement dated October
                   2, 1996 by and among  Mariner  Health  Group,  Inc.;  Mariner
                   Health of Maryland,  Inc.;  Allegis  Health  Services,  Inc.;
                   Technicare,  L.L.C.;  Rehab  Solutions,  L.L.C.;  Bay  Meadow
                   Nursing  and  Rehabilitation  Center,  L.L.C.;  Camden  Yards
                   Nursing and Rehabilitation Center, L.L.C.; Kensington Gardens
                   Nursing and Rehabilitation  Center, L.L.C.; Global Healthcare
                   Center-Overlea,  L.L.C.;  Allegis  Health and  Rehabilitation
                   Center - Southern Maryland,  L.L.C.; Global Healthcare Center
                   - Bethesda,  L.L.C.;  Circle Manor Nursing Home, Inc.; Arcola
                   Nursing and Rehabilitation Center, Inc.; Technicare Pharmacy,
                   Inc.; Global Health Investment  Associates,  L.L.C.;  Paul J.
                   Diaz;  Marvin  H.  Rabovsky;  Harvey  W.  Wertlieb;  Roger C.
                   Lipitz; Gary M. Sudhalter and Jay Mutchnik (Incorporated by reference to Exhibit 2.2, 10.2 to the Company's Current
                   Report on Form 8-K dated October 3, 1996)

3.1, 4.1           Restated   Certificate  of   Incorporation  of  the  Company.
                   (Incorporated by reference to Exhibit 3.2, 4.2 to the Company's Registration Statement No. 33-60736 ("Registration Statement No. 33-60736")).

3.2, 4.2 Certificate of Amendment to the Company's Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.2 to the Company's Form 10-Q for the quarter ended March 31, 1994, as amended).

3.3, 4.3 By-laws, as amended and restated, of the Company (Incorporated by reference to Exhibit 3.2, 4.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

4.4                Specimen   certificate    representing   the   Common   Stock
                   (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement No. 33-60736).

4.5 Rights Agreement, dated as of October 31, 1995, between Mariner Health Group, Inc. and State Street Bank & Trust Company, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock (Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated October 31, 1995).

4.6, 10.20         Indenture  dated as of April 4, 1996 between  Mariner  Health
                   Group,  Inc.  and State  Street  Bank and Trust  Company,  as
                   trustee, including (i) the form of 9-1/2% Senior Subordinated
                   Note due 2006,  Series A and (ii) the form of  9-1/2%  Senior
                   Subordinated   Note  due  2006,  Series  B  (Incorporated  by
                   reference  to  Exhibit  4.1,  10.1 to the  Company's  Current
                   Report on Form 8-K dated April 4, 1996).

4.7 Form of 9 1/2% Senior Subordinated Note due 2006, Series B (Incorporated by reference to Exhibit 4.2 of the Company's Form S-4 Registration Statement No. 333-4266).

10.21 Credit Agreement dated as of May 18, 1994 by and among Mariner Health Group, Inc., PNC Bank, National Association and the other banks party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1994, as amended).

10.22 Amendment No. 4 to Credit Agreement dated as of July 18, 1995 by and among Mariner Health Group, Inc., PNC Bank, National Association and the other banks party thereto (Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.23 Amendment No. 5 to Credit Agreement dated as of November 3, 1995 by and among Mariner Health Group, Inc., PNC Bank, National Association and other banks party thereto (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31,
                   1995).

10.24 Amendment No. 6 to Credit Agreement dated as of December 29, 1995 by and among Mariner Health Group, Inc., PNC Bank, National Association and other banks party thereto (Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31,
                   1995).

10.25 Amendment No. 7 to Credit Agreement dated as of February 15, 1996 by and among Mariner Health Group, Inc., PNC Bank, National Association and other banks party thereto (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31,
                   1995).

10.26 Modification Agreement dated as of March 1, 1995 among Seventeenth Street Associates Limited Partnership, NationsBank of Tennessee, N.A., NationsBank of Georgia, N.A., TRI-State Health Corp., Inc. and Pinnacle Care Corporation of Huntington (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.27 Pledge Agreement dated as of March 1, 1995 among Pinnacle Care Corporation, Pinnacle Care Corporation of Huntington, NationsBank of Tennessee, N.A., and NationsBank of Georgia, N.A. (Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.28 Guaranty Agreement dated as of March 1, 1995 among Mariner Health Group Inc., NationsBank of Tennessee, N.A., and NationsBank of Georgia, N.A. (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.29*             1992 Stock Option Plan  (Incorporated by reference to Exhibit
                   10.1 to the Company's Registration Statement No. 33-60736).

10.30* 1993 Employee Stock Purchase Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the Company's Form S-1 Registration Statement No. 33-71710).

10.31* 1994 Stock Plan, as amended (Incorporated by reference to Exhibit 4.5 to the Company's Form S-8, filed November 21,
                   1995).

10.32* 1995 Non-Employee Director Stock Option Plan (Incorporated by reference to Exhibit 4.4 to the Company's Form S-8, filed November 21, 1995).

10.33* Form of Employment Agreement dated as of January 1, 1995 by and among the Company and Arthur W. Stratton, Jr., M.D. (Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K/A for the year ended December 31,
                   1994).

10.34+ Defined Care Partner Agreement, dated as of January 5, 1996, by and among AmHS Purchasing Partners, L.P. ("AmHSPP"), Mariner Health Care, Inc. and the Company, including: Exhibit A, Warrant to Purchase 210,000 Shares of the Company's Common Stock by and among AmHSPP and the Company; and Exhibit B, Warrant to Purchase 1,890,000 Shares of the Company's Common Stock by and among AmHSPP and the Company (Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.35 Form of Lease by and between CSI and each of the following lessors: (i) Houston Northwest Med. Inv., (ii) Fort Bend Med. Inv., (iii) Northwest Healthcare, (iv) Dallas Med. Inv., (v) Creek Forest Ltd., (vi) Denver Med. Inv., (vii) South Denver Healthcare Assoc., (viii) Belleair East Med. Inv., (ix) Tallahassee Healthcare, (x) Port Charlotte Healthcare Assoc.,
                   (xi) Melbourne Healthcare Assoc., (xii) Pinellas III Healthcare Assoc., (xiii) Polk Healthcare, and (xiv) Orange Healthcare (Incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.36 Amendment No. 8 to Credit Agreement dated as of March 28, 1996 by and among Mariner Health Group, Inc., PNC Bank, National Association and other banks party thereto (Incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31,
                   1995).

10.37 Amendment No. 9 to the Credit Agreement and Waiver dated as of April 30, 1996 by and among Mariner Health Group, Inc., PNC Bank, National Association and other banks party thereto (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 30, 1996).

10.38 Amendment No. 10 to the Credit Agreement and Waiver dated as of July 1, 1996 by and among the Company, PNC Bank, National Association, and the other banks party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1996).

10.39 Amendment No. 11 to the Credit Agreement and Consent dated as of July 31, 1996 by and among the Company, PNC Bank, National Association, and the other banks party thereto (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1996).

10.40 Amendment No. 12 to the Credit Agreement and Waiver dated as of October 3, 1996 by and among the Company, PNC Bank, National Association, and the other banks party thereto.

10.41 Amendment No. 13 to the Credit Agreement dated as of March 11, 1997 by and among the Company, PNC Bank, National Association, and the other banks party thereto.

10.42 Purchase Agreement dated March 29, 1996 among Mariner Health Group, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Alex. Brown & Sons Incorporated, CS First Boston Corporation, Hambrecht & Quist LLC and Salomon Brothers Inc (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 4,
                   1996).

10.43 Registration Rights Agreement dated as of April 4, 1996 among Mariner Health Group, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Alex. Brown & Sons Incorporated, CS First Boston Corporation, Hambrecht & Quist LLC and Salomon Brothers Inc (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated April 4,
                   1996).

10.44* Form of Employment Agreement between the Company and each of Jeffrey W. Kinell, Lawrence R. Deering, Jennifer Gallagher, Phyllis Madigan and certain other employees of the Company (Incorporated by reference to Exhibit 10 to the Company's Report on Form 10-Q for the fiscal quarter ended March 31,
                   1996).

10.45* Employment Agreement dated as of August 16, 1996 by and between the Company and David N. Hansen (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1996).

11                 Calculation of Shares used in  Determining  Net Income (Loss)
                   Per Share.

21                 Subsidiaries of the Company.

23                 Consent of Coopers & Lybrand L.L.P.

24                 Power of Attorney (included on the Signature Page to this
                     Report).

27                 Financial Data Schedule.

-------------------------

* Indicates a management contract or any compensatory plan, contract or arrangement.

+ Confidential Treatment Requested.