Form 10-K/A
period 1996-12-31
MARINER HEALTH GROUP INC
filed 1997-04-30
CIK 900304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                          AMENDMENT NO. 1 TO FORM 10-K
                                       ON
                                   FORM 10-K/A


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


                                  YES X NO ___

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of the Common Stock, $.01 par value, of the registrant held by non-affiliates of the registrant as of April 28, 1997 (computed based on the closing price of such stock on The Nasdaq National Market on April 28, 1997) was $200,855,955.08.

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of April 28, 1997 was 29,031,676 shares.



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


    The Company's rehabilitation program contracts typically have a term of one year but frequently include automatic renewals and in general are terminable on notice of 30 to 90 days by either party. Under certain contracts, Mariner bills Medicare or another third-party payor directly. Under other contracts, the Company is compensated on a fee for service basis and in general directly bills the skilled nursing facility, which in turn receives reimbursement from
Medicare, Medicaid, private insurance or the patient. Mariner recognizes payments under these latter contracts as payments from private payors. Under these latter contracts, Mariner also generally indemnifies its customers against reimbursement denials by third-party payors for services provided by Mariner at costs in excess of reasonable costs in such customer's market area. In addition, Mariner generally indemnifies its customers against reimbursement denials by third-party payors for services determined not to be medically necessary. Mariner has established internal documentation standards and systems to minimize denials and typically has the right to appeal denials at its expense. However, the Health Care Finance Administration ("HCFA") has recently proposed new salary equivalency guidelines. Mariner is currently evaluating the effects of these proposals; however any final analysis on the effects of such guidelines will depend upon the publication of final rates and rules. Historically, reimbursement denials under these contracts have been insignificant; however, in light of the changing regulatory environment, there can be no assurance that this will continue in the future.


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


         Under arrangements in which the Company bills a skilled nursing facility for its rehabilitation services on a fee for service basis, Medicare reimburses the facility based on a reasonable cost standard. Specific guidelines exist for evaluating the reasonable cost of physical, occupational and speech therapy services. Medicare applies salary-equivalency guidelines in determining the reasonable cost of physical therapy services, which is the cost that would be incurred if the therapist were employed by a nursing facility, plus an amount designed to compensate the provider for certain general and administrative overhead costs. Medicare pays for occupational and speech therapy services on a reasonable cost basis, subject to the so-called "prudent buyer" rule for evaluating the reasonableness of the costs. The Company's gross margins for its physical therapy services under the salary equivalency guidelines are significantly less than for its speech and occupational therapy services under the "prudent buyer" rule. In addition, Mariner provides certain services between subsidiary companies, some of which are charged at cost and others of whch are charged at market rates. Subject to certain exceptions, Medicare's "related party rule" generally requires that services between subsidiary Companies or other entities deemed to be related under the rule be charged at cost. Mariner believes that the services that are charged at market rates qualify for an exception to Medicare's related party rule. There can be no assurance, however, that HCFA will accept Mariner's position, and the Medicare reimbursement received for such services may be subject to audit and recoupment in future years. In the event HCFA does not agree with the Company's position, any such denial may result in a reduction in reimbursements in future periods, which could have a material adverse effect on the Company's business and results of operations.


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



         During 1996, the Company observed a nationwide change in the practices of its Medicare fiscal intermediaries which, on behalf of HCFA, have begun to aggressively and retrospectively change their position on previously approved costs. This change includes the reclassification of costs from reimbursable to non-reimbursable and the challenging of payment for costs which had traditionally been approved. In response to these challenges of the payment of Medicare costs the Company changed its estimate of required reserves and provided an additional $10,000,000 reserve for potential lower levels of Medicare reimbursement. While the Company believes the amount of its reserve to be sufficient, there can be no assurance that this amount will be adequate in the future. Mariner may increase the amount of its reserve based on the practices of its fiscal intermediaries, and any such increase would adversely effect Mariner's results of operations.




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


     The shares of Common Stock issued in the CSI Merger were not registered under the Securities Act of 1933 (the "Securities Act") and, consequently, constitute "restricted securities" as that term is defined in Rule 144 under the Securities Act. Because the shares of Common Stock received by the former stockholders of CSI (the "CSI Stockholders") in the CSI Merger are restricted securities, they may only be sold under Rule 144. Under Rule 144, a person (or persons whose shares are aggregated) who has beneficially owned "restricted securities" for at least one year, including persons who may be deemed affiliates of the Company, would be entitled to sell within any three month period, subject to meeting certain manner of sale notices requirements, a number of shares that does not exceed the greater of (i) one percent of the number of shares of Common Stock then issued and outstanding and (ii) the average weekly trading volume of the Common Stock during the four calender weeks preceding the filing of a Form 144 notice of sale with the Securities and Exchange Commission. The CSI Stockholders were able to sell under Rule 144 as of April 29, 1997, but under the Stockholders Agreement entered into between the Company and the CSI Stockholders (described below), relating to certain voting and stock transfer matters, the CSI Stockholders have agreed not to sell their shares of Common Stock until May 24, 1997. The Company and the CSI Stockholders have also entered into a Registration Rights Agreement granting the CSI Stockholders certain registration rights with respect to the Common Stock received by them in the CSI Merger (described below).


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


         If the Company leases a Leased Facility for all optional renewal terms, the Company may purchase such Leased Facility at the end of the last renewal term for its fair market value, as determined by agreement between the Company and the applicable Lessor or, absent such agreement, by appraisal at such time. For each Leased Facility other than Bethany Village Health Care Center and North Dallas Restorative Care Center, the Company also will have the option (the "Options") to purchase the Leased Facility for a fixed price during specified one-year periods for the applicable Lease. The Options are exercisable during specified periods between 1998 and 2010. The fixed prices are based on appraisals that estimate the fair market value of each Leased Facility as of the date the Option for each Leased Facility is first exercisable. The aggregate estimated fair market value as of the earliest exercise date of the Options of, and the aggregate purchase price for, the 12 Leased Facilities subject to the Options is approximately $59,585,000. On May 24, 1995, the Company made a deposit of an aggregate of $13,155,000 with the Lessors for the Options. If the Company exercises an Option for a Leased Facility, the portion of such $13,155,000 deposited by the Company for the Option for that Leased Facility will be credited toward the purchase price for that Leased Facility. If an Option is not exercised during the applicable exercise period, the applicable portion of such deposit will be forfeited by the Company. If an Option is exercised, approvals from health care regulatory authorities may be required to consummate the purchase of the Leased Facility.


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


         During 1996, as a result of the CSI Merger, the 1996 Florida Acquisition, the Allegis acquisiton and other inpatient facility acquisitions, the Company added 41 facilities with a total of 5,915 beds. Since these acquisitions, the Company has focused these facilities increasingly on treating medically demanding subacute patients. With the existing patient populations acquired with these facilities, Mariner currently expects that a significant length of time may be required before such patient population changes sufficiently to require a level of care, and to have a length of stay, comparable to that experienced in the Company's other facilities. As a result, the addition of these facilities adversely affected the Company's 1996 operating profitability and overall operating statistics. See "Patient Focus" and "Site Expansion".

    Patient Focus. Mariner believes that short length of patient stay and high bed turnover maximize net patient service revenue and operating margins. As compared to less medically demanding patients, short-stay subacute patients generally require more intense skilled nursing care and more rehabilitation, pharmacy and other ancillary medical services. The median length of stay for patients discharged in the applicable period from facilities owned or leased by the Company during the applicable period increased from 20 days in 1995 to 23 days in 1996. The bed turnover rate for the inpatient facilities owned or leased by the Company during the applicable period decreased from 2.7 times in 1995 to
2.1 times in 1996. The increase in median length of stay and decrease in bed turnover rate from 1995 to 1996 resulted principally from the acquisition of facilities in 1996. Newly acquired facilities generally contain an existing patient population, and consequently a significant length of time may be required before such patient population changes sufficiently to require a level of care, and to have a length of stay, comparable to that experienced in the Company's existing facilities. In the facilities the Company acquires, the Company intends to focus on treating subacute patients and implementing appropriate MarinerCare programs or other clinical programs.


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


         The Company's rehabilitation programs have also focused on subacute patients in skilled nursing facilities who require intensive rehabilitation therapy over a short period. The number of rehabilitation programs with skilled nursing facilities decreased from 440 as of December 31, 1995 to 429 as of December 31, 1996.


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


(5) Private payors includes indemnity insurers, health maintenance organizations, employers, individuals and other non-governmental payors, and for payor mix, payments from skilled nursing facilities for services performed under rehabilitation management programs and revenue classified as "other revenue."


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


                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (CONTINUED)


                                                                                     YEARS ENDED DECEMBER 31,

                                                                       1994                1995                  1996
                                                                       ----                ----                  ----


  Repayments of debt                                                     (64,610)           (17,921)           (173,063)
  Proceeds from issuance of stock, net of offering costs                   83,634                ---                 ---
  Exercise of stock options                                                   995              1,008               3,887
  Shares issued under employee stock purchase plan                            ---                400                 310
  Other increases from financing activities                                   564                439                  57
                                                                ------------------    ---------------     ---------------
          Net cash provided by financing activities                        67,833             64,701             198,338
                                                                ------------------    ---------------     ---------------
Increase (decrease) in cash and cash equivalents                            (793)           (33,123)                 530
Cash and cash equivalents at beginning of year                             38,002             37,209               4,086
                                                                ------------------    ---------------     ---------------
Cash and cash equivalents at end of year                         $         37,209      $       4,086      $        4,616
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


         In the fourth quarter of 1996, Mariner consummated its acquisition of certain assets of Allegis Health Services, Inc. ("Allegis") and certain of its affiliates. Under the terms of the acquisition agreement, the Company purchased five inpatient facilities, assumed two operating leases and one capital lease and purchased Allegis' institutional pharmacy and its rehabilitation program management subsidiary. The total purchase price of $110,000,000 consisted of the assumption of $12,000,000 in debt, including the capital lease of approximately $5,000,000, and $98,000,000 in cash. Under the terms of the agreement, $103,000,000 of the purchase price was paid at the closings during the fourth quarter of 1996. Approximately $98,500,000 of that amount plus certain closing costs was borrowed under the Credit Facility. The remaining $2,000,000 was paid when certain financial performance conditions were met for 1996. Of this amount, approximately $1.6 million was paid in 1997 at which time goodwill was adjusted to a total of $73.4 million for this transaction.


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

SELF INSURANCE


         Approximately 20% of employees enrolled in Company sponsored health plans are covered under a self-insured plan. The Company's liability for losses under this plan is capped at $200,000 per claim and $1,000,000 per person through a contract with an insurance company. The Company is also self-insured for Workers' Compensation. The Company's liability for losses is capped at $500,000 per claim through a contract with an insurance company. The Company has an outstanding letter of credit of $3,831,000, which is held as collateral by this insurance company.


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



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The Company's Board is divided into three classes: the Class I, Class II and Class III directors. Each director is elected for a three-year term of office, with one class of directors being elected at each annual meeting of stockholders. Each director holds office until his successor is elected and qualified or until his earlier death, resignation or removal.

     The information below sets forth for each member of the Board, such person's age, principal occupations during the past five years and certain other information:

Class I Directors


     Christopher Grant, Jr., age 42, has served as a director of the Company since 1991. Mr. Grant has been the President of CGJR Capital Management, Inc. ("CGJR Capital"), a venture capital firm, since May 1995. From May 1994 through May 1995, he was involved in organizing CGJR Health Care Services Private Equities, L.P., a limited partnership, for which CGJR Capital serves as the general partner. From January 1994 through May 1994, Mr. Grant served as the Senior Vice President and Chief Operating Officer of Surgical Health Corporation, an operator of outpatient surgical centers, and now a wholly-owned subsidiary of HealthSouth Corporation. From March 1993 through January 1994, Mr. Grant was Executive Vice President, Chief Operating Officer and a director of Heritage Surgical Corporation, an operator of outpatient surgical centers and now a wholly-owned subsidiary of Surgical Health Corporation. From 1990 through March 1993, Mr. Grant served as Senior Vice President and, through 1992, Treasurer of Medical Care International, Inc., an operator of outpatient surgical centers. From 1989 through 1990, Mr. Grant served as President of MediVision, Inc., an operator of eye surgery and ophthalmic clinics, and from 1986 through 1989, served as its Chief Financial Officer.

     John F. Robenalt, age 44, has served as a director of the Company since 1991. Mr. Robenalt has been the President of Panama City Health Care Center, Inc. since 1985 and of Sarasota Health Care Center, Inc. since 1990, both of which are nursing facilities located in Florida. Since 1992, Mr. Robenalt has been President of Morgan Hill Health Care Investors, Inc. (an owner of two nursing facilities in California), Oak Health Care Investors of Durham, Inc. (a lessee of a nursing facility in North Carolina) and Century Health Care Investors, Inc. (a company investing primarily in nursing facilities). Mr. Robenalt has also been an attorney practicing with Robenalt & Robenalt since 1984, and has been the managing partner of that firm since 1986. From 1988 to 1991, Mr. Robenalt served as Vice President of Health Care REIT, Inc., with responsibility for underwriting investments in health care facilities. Since May 1995, Mr. Robenalt has been a director of Stacey's Buffet, Inc., a restaurant chain based in Florida.

Class II Directors

     David C. Fries, Ph.D., age 52, has served as a director of the Company since 1992. Since December 1994, Dr. Fries has been the Chief Executive Officer and a director of Productivity Solutions, Inc., a software company servicing the retail industry. From 1987 through December 1994, Dr. Fries was a general partner of Canaan Ventures, a venture capital firm. Prior to 1987, Dr. Fries was an operating executive with General Electric Co. in several of its business units.


Class III Directors

     Arthur W. Stratton, Jr., M.D., age 51, has been Chairman of the Board of Directors and Chief Executive Officer of the Company since founding the Company in 1988. He also served as President of the Company since inception until May 1994 and from February 1995 to the present. Prior to founding the Company, Dr. Stratton was a practicing physician and served in a number of administrative capacities in acute care hospitals.

     Stiles A. Kellett, Jr., age 53, has served as a director of the Company since July 1995. He became a director of the Company in connection with the Company's transactions with Convalescent Services, Inc. ("CSI") and its affiliates and has been designated by the Stockholders Agent to serve as a director of the Company pursuant to the Stockholders Agreement. See "Certain Transactions with Convalescent Services, Inc. -- Stockholders Agreement." He was Chairman of the Board of Directors of CSI from 1980 to January 1996. See "Certain Transactions--Transactions with Convalescent Services, Inc." Mr. Stiles
A. Kellett, Jr. is Chairman of Kellett Investment Corp., a private investment company. Mr. Stiles A. Kellett, Jr. has served as a director of LDDS/Worldcom Inc., a telecommunications company, since 1981.



Executive Officers

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company as of April 28, 1997, who are elected on an annual basis and serve at the discretion of the Board of Directors, are as follows:


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


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities Exchange Commission. Officers, directors and greater-than-ten percent stockholders are required by SEC regulation to furnish the Company with all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, the Company believes that during 1996 all of its officers, directors and greater-than-ten-percent stockholders complied with all Section 16(a) filing requirements, except that Mr. Robenalt reported a stock option exercise on his Form 5 which should have been reported on an earlier Form 4.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to the annual and long-term compensation paid or accrued by the Company for services rendered to the Company, in all capacities, for the year ended December 31, 1996 by its Chief Executive Officer (the "CEO"), each of the Company's executive officers other than the CEO whose total salary and bonus exceeded $100,000 during the year ended December 31, 1996, and one additional individual for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at the end of the year (collectively, the "Named Executive Officers").





                                                Summary Compensation Table
                                                                                         Long-Term
                                                         Annual Compensation            Compensation
                                                        ---------------------          --------------
                                                                            Other        Securities
             Name and                                                      Annual        Underlying/
        Principal Position             Year      Salary      Bonus     Compensation(a)  Options(#)(b)
        ------------------             ----      ------      -----     ---------------  -------------
Arthur W. Stratton, Jr., M.D.......    1996   $700,000    $456,250        $68,219            __
Chief Executive Officer and            1995    425,000     450,000            __         1,060,000(c)
President                              1994    350,000     500,000            __           460,000


Lawrence R. Deering(e).............    1996    275,000     268,750            __             __
Executive Vice President and Chief     1995    225,000     200,000            __           498,000(d)
   Operating Officer                   1994     71,683      50,000         20,982(f)       163,000

David N. Hansen (g) ...............    1996     87,500     100,000            __           500,000
Executive Vice President, Chief        1995      __          __               __              __
   Financial Officer and Treasurer     1994      __          __               __              __

Jeffrey W. Kinell (i)..............    1996    247,680     268,750            __              __
Executive Vice President, Chief        1995    214,950     200,000            __           453,000(h)
   Financial Officer and Treasurer     1994    177,000     100,000            __            65,000

----------------------


(a) Does not include perquisites and other personal benefits, securities or property if the aggregate amount of such compensation does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the Named Executive Officer.

(b) The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts during the year ended December 31, 1996.

(c) Pursuant to the rules of the Securities and Exchange Commission, this number consists of (i) options to purchase 460,000 shares which had been previously granted to Dr. Stratton in 1994, but were repriced by July 14, 1995 and (ii) options to purchase 600,000 shares granted to Dr. Stratton in 1995, of which options to purchase 300,000 shares were repriced on July 14, 1995.

(d) Pursuant to the rules of the Securities and Exchange Commission, this number includes options to acquire 163,000 shares which had been previously granted to Mr. Deering in 1994, but were repriced on July 14, 1995.


(e) Mr. Deering joined the Company in September 1994. Mr. Deering left the Company in March 1997.


(f) Represents the reimbursement by the Company of Mr. Deering's relocation expenses.


(g) Mr. Hansen joined the Company in October 1996.


(h) Pursuant to the rules of the Securities and Exchange Commission, this number includes options to acquire 65,000 shares which had been previously granted to Mr. Kinell in 1994, but were repriced on July 14, 1995.

(i)  Mr. Kinell left the Company in September 1996.

Options and Stock Plans

     Option Grant Table. The following table sets forth certain information regarding options granted during the year ended December 31, 1996 by the Company to the Named Executive Officers.



                                                                                                   Potential
                                                                                               Realizable Value
                                              Percent of                                       at Assumed Annual
                                             Total Options                                       Rate of Stock
                                              Granted to                                      Price Appreciation
                                Options      Employees in    Exercise or   Expiration        For Option Term (b)($)
           Name               Granted (#)  Fiscal Year(a)(%) Base Price($)    Date             5%             10%
           ----               -----------   --------------   ----------   -------------      ------         ------
Arthur W. Stratton, Jr.,
M.D........................        --             --             --            --             --              --
Lawrence R. Deering........        --             --             --            --             --              --
David N. Hansen............   300,000(c)          41%           8.06        10/21/06       1,520,667      3,853,669
                              200,000(d)                        8.06        10/21/06       1,013,778      2,569,113
Jeffrey W. Kinell..........        --             --             --            --             --              --
------------------

(a)  Based on 1,214,073 options granted in 1996.

(b) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration dates. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not represent an estimate by the Company of its future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of Common Stock. There can be no assurances that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

(c) These options vest in five equal installments on December 31 of each your from 1996 to 2000.

(d) These options vest on the earlier of (i) the fifth anniversary of the date of grant or (ii) ratably in 1996, 1997 and 1998 if the Company achieves certain targeted earnings per shares for 1996, 1997 and 1998.


     Year-End Option Table. The following table sets forth certain information concerning stock option exercises in fiscal 1996 by the Named Executive Officers and the value of the unexercised stock options as of December 31, 1996 held by the Named Executive Officers.


                                                                                          Value of Unexercised,
                                                            Number of Unexercised              In-the-Money
                                                              Options at Fiscal             Options at Fiscal
                                Shares                            Year-End (#)               Year-End ($)(b)
                               Acquired        Value      --------------------------   ----------------------------
           Name                   on         Realized
                             Exercise (#)      ($)(a)     Exercisable  Unexercisable   Exercisable    Unexercisable
                             ------------    --------     -----------  -------------   -----------    -------------
Arthur W. Stratton, Jr.,
M.D........................       --            --          481,000      644,000          401,375           --
Lawrence R. Deering........     44,167       353,336        125,799      328,034             --             --
David N. Hansen............       --            --           60,000      440,000           18,900        138,600
Jeffrey W. Kinell..........    127,367       688,125           --           --               --             --
-------------------------

(a) Amounts disclosed in this column do not reflect amounts actually received by the Named Executive Officers but are calculated based on the difference between the fair market value of Common Stock on the date of exercise and exercise price of the options. Named Executive Officers will receive cash only if and when they sell the Common Stock issued upon exercise of the options and the amount of cash, if any, received by such individuals is dependent on the price of the Company's Common Stock at the time of such sale.

(b) Value is based on the difference between the option exercise price and the fair market value at December 31, 1996 ($8.375 per share) multiplied by the number of shares underlying the option.

     Stock Plans. The Company currently maintains three employee stock plans: the 1992 Stock Option Plan, the 1993 Employee Stock Purchase Plan and the 1994 Stock Plan. Each plan is administered by the Compensation Committee of the Board. The 1994 Stock Plan, as amended, at 1996 year-end provided for the grant of incentive stock options, non-qualified options, awards, and authorizations to purchase up to 3,265,494 shares of Common Stock, plus, on January 1 of each year, an additional number of shares of Common Stock equal to two percent (2%) of the total number of shares of Common Stock outstanding on December 31 of the preceding year. The maximum number of shares of Common Stock which may be issued on the exercise of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code")) may not exceed 5,000,000. The terms of such options, including number of shares, exercise price, duration and vesting, are generally determined by the Compensation Committee.

     The 1992 Stock Option Plan provides for the grant of incentive stock options and non-qualified options to purchase up to an aggregate of 750,000 shares of Common Stock to the Company's employees, officers, directors and consultants. The terms of such options, including number of shares, exercise price, duration and vesting, are generally determined by the Compensation Committee.


     Under the 1993 Employee Stock Purchase Plan, which commenced on January 1, 1994, eligible employees of the Company may participate in semi-annual plan offerings in which payroll deductions may be used to purchase shares of Common Stock. The purchase price of such shares is the lower of 85% of the fair market value of the Common Stock on the day the offering commences or 85% of the fair market value of the Common Stock on the day the offering terminates. The Company may issue up to an aggregate of 500,000 shares of Common Stock pursuant to the 1993 Employee Stock Purchase Plan.

     In addition to the three employee stock plans maintained by the Company, in connection with the Company's merger with Pinnacle Care Corporation ("Pinnacle"), the Company assumed stock options that had been granted by Pinnacle to certain of its employees. Further, in connection with the Company's merger with MedRehab, Inc. ("MedRehab"), the Company assumed stock options that had been granted by MedRehab to certain of its employees.


DIRECTORS' COMPENSATION

     During the year ended December 31, 1996, members of the Board received an annual fee of $10,000, plus $2,000 for each meeting of the Board attended and $1,500 for each meeting of any of the committees of the Board attended, if held separately. Directors are also reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings. Executive officers serve at the discretion of the Board. There are no family relationships among any of the executive officers or directors of the

Company. Nancy L. Stratton, Secretary and a former Regional President of the Company, is the spouse of Dr. Stratton.


      The Company's 1995 Non-Employee Director Stock Option Plan (the "Directors Plan") is administered by the Compensation Committee of the Company. Subject to availability of shares under the Directors Plan, a director will be automatically granted on January 1 of each year during the term of the Directors Plan an option to purchase 2,500 shares of Common Stock at fair market value as of the date of grant. Each person who becomes a director of the Company in the future will receive a grant of 2,500 shares on the date such person is first elected to the Board.




EMPLOYMENT AGREEMENTS

     The Company has entered into an employment agreement with Arthur W. Stratton, Jr., M.D., the Company's President and Chief Executive Officer. Under this employment agreement, Dr. Stratton will serve as the Company's Chief Executive Officer for a term from January 1, 1995 through December 31, 1997. The term of the employment agreement automatically extends thereafter for additional one-year periods, unless terminated by either party at least 90 days prior to the expiration of the then current term. The Company is also obligated to use all reasonable efforts to have Dr. Stratton reelected to the Board for as long as he is an employee of the Company. Pursuant to the employment agreement, Dr. Stratton will receive a base salary (the "Base Salary") and a bonus of up to 100% of the Base Salary if the Company meets certain performance objectives established by the Committee. Dr. Stratton's Base Salary was $700,000 for 1996 and is $750,000 for 1997. The Company has agreed to maintain life insurance on the life of Dr. Stratton with total death benefits of $5,000,000, of which $3,000,000 is payable to the Company in the event of Dr. Stratton's death and $2,000,000 is payable in accordance with Dr. Stratton's written instructions, and disability benefits in the amount of 70% of Dr. Stratton's average compensation for the three years prior to his disability. In addition, Dr. Stratton received stock options to purchase an aggregate of 600,000 shares of which one-half were granted in each of March 1995 and December 1995. These options (as amended) vest on the fifth anniversary of the date of grant unless the Company meets certain performance criteria established by the Committee, in which case the options will vest at the time the criteria are satisfied. Finally, Dr. Stratton will be eligible to participate in the benefits plans maintained by the Company.

     If the Company terminates the employment agreement without cause ("Cause"), if Dr. Stratton terminates his employment due to a material breach by the Company ("Material Breach") of the terms of the employment agreement or if Dr. Stratton terminates his employment within one year following a Change in Control (as defined in the employment agreement) of the Company for specified Good Reason (as defined in the employment agreement), Dr. Stratton will receive a severance benefit until the third anniversary of such termination equal to the base salary paid to him immediately prior to his termination and a bonus equivalent to the bonus paid to him with respect to the most recently completed fiscal year. If Dr. Stratton's employment is terminated for any other reason he will be entitled to receive compensation and benefits through the date of termination and payment of his normal post-termination benefits in accordance with the Company's retirement, insurance and other benefit plans and arrangements. In addition, if Dr. Stratton's employment is terminated by the Company without Cause or is terminated by him due to a Material Breach or with Good Reason, any options which have not yet vested will vest. Dr. Stratton will have 60 days after termination to elect to receive the present value of the entire cash severance benefit (as provided above). If such election is made by Dr. Stratton, the Company is obligated to pay such present value amounts within 30 days after notice is given by Dr. Stratton. If it is determined that any payment or distribution paid or deemed paid to Dr. Stratton would be subject to the excise tax imposed by Section 4999 of the Code, or any interest or penalties with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), Dr. Stratton will be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by Dr. Stratton of all taxes (including any interest or penalties imposed with respect to such taxes), including any Excise Tax imposed upon the Gross-Up Payment, Dr. Stratton retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the payments.

     Dr. Stratton has agreed not to compete with the Company, solicit its employees or become associated with any competitor of the Company (unless such association is limited to ownership of less than one percent of any class of securities of any corporation traded in a national securities exchange or in The Nasdaq National Market) for the later of (i) three years from the termination of his employment or (ii) the end of the period during which Dr. Stratton is entitled to receive any severance benefits.


     The Company has entered into an employment with David N. Hansen, the Company's Executive Vice President, Chief Financial Officer and Treasurer. Under this agreement, Mr. Hansen served as the Company's Executive Vice President and Chief Financial Officer for an initial term from September 15, 1996 through December 31, 1996. The term of such employment agreement automatically extended through December 31, 1997 and automatically extends thereafter for additional one-year periods, unless terminated by either party at least 90 days prior to the expiration of the then current term. Pursuant to the employment agreement Mr. Hansen will receive a Base Salary and a bonus if the Company meets certain performance objectives established by the Committee. Mr. Hansen's Base Salary was $87,500 for 1996 and is $350,000 for 1997. In addition, Mr. Hansen received stock options to purchase an aggregate of 500,000 shares, of which 200,000 options vest on the fifth anniversary of the date of grant unless the Company meets certain performance criteria established by the Committee, in which case the options will vest at the time the criteria are satisfied. The remainder of the options vest in five equal annual installments beginning on December 31, 1996. Mr. Hansen also received a $100,000 signing bonus for entering into the employment agreement. Mr. Hansen will also be eligible to participate in the benefits plans maintained by the Company.

         If the Company terminates Mr. Hansen's employment agreement without Cause (as defined in the employment agreement) or if Mr. Hansen terminates his employment because of a Material Breach of the Company (as defined in the employment agreement), Mr. Hansen will receive a severance benefit until the second anniversary of the termination equal to the Base Salary paid to him immediately prior to his termination and a bonus equivalent to the bonus paid to him with respect to the most recently completed fiscal year. If the Company terminates the employment agreement without Cause at any period within one year following a Change in Control or if Mr. Hansen terminates his employment during this same time period because of a Material Breach of the Company or for Good Reason (as defined in the employment agreement), Mr. Hansen will receive a severance benefit until the third anniversary of the termination equal to the Base Salary paid to him immediately prior to his termination and a bonus equivalent to the bonus paid to him with respect to the most recently completed fiscal year. If Mr. Hansen's employment is terminated for any other reason he will be entitled to receive compensation and benefits through the date of termination and payment of his normal post-termination benefits in accordance with the Company's retirement, insurance and other benefit plans and arrangements. In addition, if Mr. Hansen's employment is terminated by the Company without Cause or is terminated by him due to a Material Breach or with Good Reason, fifty percent of options which have not yet vested will vest. If Mr. Hansen's employment is terminated by the Company without Cause at any period within one year following a Change of Control or if Mr. Hansen terminates his employment during this same time period because of a Material Breach of the Company or for Good Reason, all options which have not yet vested will vest and may be exercised by Mr. Hansen within 60 days. Furthermore, in such a termination situation Mr. Hansen will have 30 days after such termination to elect to receive an amount equal to the present value of the Extended Severance Benefit (as defined in the employment agreement). If it is determined that any payment or distribution paid or deemed paid to Mr. Hansen would be subject to the excise tax imposed by Section 4999 of the Code, or any interest or penalties with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), Mr. Hansen will be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by Mr. Hansen of all taxes (including any interest or penalties imposed with respect to such taxes), including any Excise Tax imposed upon the Gross-Up Payment, Mr. Hansen retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the payments.


         Mr. Hansen has agreed not to compete with the Company, solicit its employees, become associated with any competitor of the Company (unless such association is limited to ownership of less than one percent of any class of securities of any corporation traded in a national securities exchange or in The Nasdaq National Market) or disclose any material information concerning the Company for the later of (i) three years from the termination of his employment or (ii) the end of the period during which Mr. Hansen is entitled to receive any severance benefits.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Committee are Messrs. Grant, Fries and Robenalt. No member of the Committee was at any time during the past year an officer or employee of the Company or any of its subsidiaries, was formerly an officer of the Company or any of its subsidiaries, or had any relationship with the Company requiring disclosure herein.

     During the last year, no executive officer of the Company served as a member of the compensation committee (or other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board) of another entity, one of whose executive officers served as a member of the Committee or as a director of the Company. In addition, during the last year, no executive officer of the Company served on the Board of another entity, one of whose executive officers served as a member of the Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of April 21, 1997 (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) by each director of the Company, (iii) by each Named Executive Officer of the Company and (iv) by all directors and executive officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.

                                                          Shares Beneficially             Percentage of Shares
             Name of Beneficial Owner                          Owned(1)                   Beneficially Owned(1)

Kellett Stockholder Group(2) ...............                  6,016,156                          20.73%
   c/o Samuel B. Kellett,
   as Stockholders Agent
   1935 Garraux Rd., N.W.
   Atlanta, GA  30327
Stiles A. Kellett, Jr.(3)...................                  2,250,196                           7.75
   200 Galleria Parkway
   Suite 1800
   Atlanta, GA  30339
Samuel B. Kellett(4)........................                  2,072,696                           7.14
   1935 Garraux Rd., N.W.
   Atlanta, GA  30327
William R. Bassett, as Trustee(5)...........                  1,708,264                           5.88
   200 Galleria Parkway
   Suite 1800
   Atlanta, GA 30339

Arthur W. Stratton, Jr., M.D.(6)............                    251,944                             *
David N. Hansen (7) .......................                      60,000                             *
Jeffrey W. Kinell ..........................                      1,000                             *
Lawrence R. Deering(8)......................                    128,650                             *
John F. Robenalt, Esq.(9)...................                     20,233                             *
Christopher Grant, Jr.(10)..................                     12,500                             *
David C. Fries, Ph.D.(11)...................                     13,277                             *
All executive officers and directors
      as a group (12).......................                  2,737,800                            9.33%
--------------------------
* Represents less than 1% of the outstanding Common Stock.


(1) As of April 21, 1997, there were 29,031,676 shares of the Company's Common Stock outstanding. Pursuant to the rules of the Securities and Exchange Commission, the number of shares of Common Stock deemed outstanding includes shares issuable pursuant to options held by the respective person or group which may be exercised within 60 days after the date of this Proxy Statement ("presently exercisable stock options").

(2) With respect to information relating to the Kellett Stockholder Group, the Company has relied on information set forth in a Schedule 13D filing dated January 2, 1996 (as amended) filed on behalf of the Kellett Stockholder Group. The members of the Kellett Stockholder Group are Stiles A. Kellett, Jr., Samuel B. Kellett, William R. Bassett, as Trustee of Samuel B. Kellett, Jr. Irrevocable Trust Dated 11/1/91, William R. Bassett, as Trustee of Charlotte Rich Kellett Irrevocable Trust Dated 11/1/91, William R. Bassett, as Trustee of Stiles A. Kellett III Irrevocable Trust Dated 11/1/91 and William R. Bassett, as Trustee of Barbara Katherine Kellett Irrevocable Trust Dated 11/1/91. See footnotes (3), (4) and (5).

(3) Includes 7,500 shares of Common Stock issuable pursuant to presently exercisable stock options and 10,000 shares of Common Stock owned by Mr. Stiles A. Kellett, Jr.'s spouse. Does not include an aggregate of 5,000 shares owned directly by Mr. Stiles A. Kellett, Jr.'s children or 854,132 shares held in trust for the benefit of his children. Mr. Stiles A. Kellett, Jr. disclaims beneficial ownership of the shares owned by his children or held in trust for the benefit of his children. See footnote (2).

(4) With respect to information relating to Mr. Samuel B. Kellett, the Company has relied on information set forth in a Schedule 13D filing dated January 2, 1996 (as amended) filed on behalf of Mr. Samuel B. Kellett. Does not include an aggregate of 854,132 shares held in trust for the benefit of his children. Mr. Samuel B. Kellett disclaims beneficial ownership of the shares held in trust for the benefit of his children. See footnote (2).

(5) Mr. Bassett is a trustee of the following trusts: William R. Bassett, as Trustee of Samuel B. Kellett, Jr. Irrevocable Trust Dated 11/1/91, William R. Bassett, as Trustee of Charlotte Rich Kellett Irrevocable Trust Dated 11/1/91, William R. Bassett, as Trustee of Stiles A. Kellett III Irrevocable Trust Dated 11/1/91 and William R. Bassett, as Trustee of Barbara Katherine Kellett Irrevocable Trust Dated 11/1/91. Each of these trusts owns 427,066 shares of Common Stock. See footnote
         (2).

(6) Consists of 158,900 shares of Common Stock owned jointly by Dr. Stratton and his spouse, 497 shares of Common Stock owned by Dr. Stratton's spouse, 65,000 shares of Common Stock issuable pursuant to presently exercisable stock options granted to Dr. Stratton and 27,547 shares of Common Stock issuable pursuant to presently exercisable stock options granted to Dr. Stratton's spouse. Does not include 40,000 shares of Common Stock held in trust for the benefit of Dr. Stratton's children. Dr. Stratton disclaims beneficial ownership of the shares held in trust for the benefit of his children.

(7) Consists of 60,000 shares of Common Stock issuable pursuant to presently exercisable stock options.

(8) Includes 125,800 shares of Common Stock issuable pursuant to presently exercisable stock options.

(9) Includes 1,200 shares owned by Mr. Robenalt's spouse and 900 shares held by a trust for the benefit of his children. Mr. Robenalt disclaims beneficial ownership of such shares. Also includes 8,500 shares of Common Stock issuable pursuant to presently exercisable stock options.

(10) Includes 7,500 shares of Common Stock issuable pursuant to presently exercisable stock options.

(11) Includes 7,500 shares of Common Stock issuable pursuant to presently exercisable stock options.

(12) Includes presently exercisable stock options to purchase an aggregate of 309,347 shares of Common Stock. See footnotes (3), (6), (7), (8),
         (9), (10) and (11).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH CONVALESCENT SERVICES, INC. AND THE KELLETT PARTNERSHIPS

      On January 9, 1995, the Company, CSI, CSI's stockholders (the "CSI Stockholders") and certain of their affiliates entered into certain agreements governing the merger (the "CSI Merger") of Blue Corporation, a Georgia corporation and wholly owned subsidiary of the Company ("Merger Sub"), with and into CSI and the acquisition of certain related assets (the "Transactions"). CSI operated subacute-oriented skilled nursing facilities that provided restorative nursing care and specialty medical services, including rehabilitation programs, respiratory therapy, infusion therapy, wound care treatment and Alzheimer disease management. At the time, CSI operated 25 skilled nursing facilities, one rehabilitation hospital and one continuing care retirement community, with an aggregate of 3,801 beds (the "CSI Facilities"). The CSI Facilities are concentrated primarily in Florida and Texas.

      May 1995 Closing.  By late April 1995,  however, a number of conditions to the  closing of the CSI  Merger had not been  satisfied.  On May 24,  1995,  the parties entered into agreements reflecting the changes to the terms and conditions of the proposed Transactions and completed certain transactions related to the proposed Transactions (the "May 1995 Closing"). At the May 1995
Closing, the Company and CSI entered into a Management Agreement (the "Management Agreement") pursuant to which the Company would manage all of CSI's facilities and operations. Under the Management Agreement, the Company would receive a monthly management fee equal to 6% of the gross operating revenue of CSI's facilities. In addition, upon termination of the Management Agreement, the Company would receive a bonus management fee equal to the net income of the facilities managed by the Company during the term of the Management Agreement, except that only 66% of the net income of The Westbury Place and none of the net income of the Haltom Convalescent Center would be included in determining the bonus management fee. The Management Agreement would terminate on the sooner of
(1) the closing of the Transactions, (2) if the Company's stockholders did not approve the issuance of the 5,853,658 shares of Common Stock in connection with the CSI Merger, (3) January 2, 1996 or (4) if the proposed Transactions were terminated in accordance with the applicable agreements.

      At the May 1995 Closing, the Company acquired substantially all the assets of Convalescent Supply Services, Inc. ("CSSI"), a Georgia corporation owned by Stiles A. Kellett, Jr. and Samuel B. Kellett (the "Kelletts"). Immediately prior to its acquisition, CSSI provided enteral, urological, wound care and ostomy products to CSI's facilities. CSSI's principal assets included a five-year agreement to supply CSI's facilities, accounts receivable, inventories and a partnership interest in a joint venture that provides pharmacy services in Florida. The purchase price for CSSI's assets was $6,500,000 in cash and the assumption of CSSI's trade payables.

      In addition, the Kelletts purchased at the May 1995 Closing certain assets from CSI, which assets are used by the Kelletts in their other business activities and include an airplane, two cars, certain leases for real property, a condominium and all leasehold improvements and all personality incident to CSI's office space in Atlanta, Georgia, in exchange for the assumption of the liabilities related to such assets. Finally, Mr. Stiles A. Kellett, Jr. was appointed as a director of the Company for a term ending at the Company's Annual Meeting of Stockholders in 1996. At the Annual Meeting of Stockholders in 1996, Mr. Kellett was elected as a director of Mariner for a three-year term ending in 1999.

      January 1996 Closing. On January 2, 1996 the CSI Merger was consummated. As a result of the CSI Merger, CSI became a wholly owned subsidiary of the Company. The CSI Merger was effected by the filing of a Certificate of Merger with the Secretary of State of Georgia on January 2, 1996.

      Pursuant to the CSI Merger Agreement, all of the issued and outstanding shares of capital stock of CSI were converted into the right to receive an aggregate of 5,853,656 shares of Common Stock, and $7,000,000 in cash. As a result of the CSI Merger, the Kelletts each received 2,072,696 shares of Common Stock.


     The shares of Common Stock issued in the CSI Merger were not registered under the Securities Act of 1933 (the "Securities Act") and, consequently, constitute "restricted securities" as that term is defined in Rule 144 under the Securities Act. Because the shares of Common Stock received by the former stockholders of CSI (the "CSI Stockholders") in the CSI Merger are restricted securities, they may only be sold under Rule 144. Under Rule 144, a person (or persons whose shares are aggregated) who has beneficially owned "restricted securities" for at least one year, including persons who may be deemed affiliates of the Company, would be entitled to sell within any three month period, subject to meeting certain manner of sale notices requirements, a number of shares that does not exceed the greater of (i) one percent of the number of shares of Common Stock then issued and outstanding and (ii) the average weekly trading volume of the Common Stock during the four calender weeks preceding the filing of a Form 144 notice of sale with the Securities and Exchange Commission. The CSI Stockholders were able to sell under Rule 144 as of April 29, 1997, but under the Stockholders Agreement entered into between the Company and the CSI Stockholders (described below), relating to certain voting and stock transfer matters, the CSI Stockholders have agreed not to sell their shares of Common Stock until May 24, 1997. The Company and the CSI Stockholders have also entered into a Registration Rights Agreement granting the CSI Stockholders certain registration rights with respect to the Common Stock received by them in the CSI Merger (described below).


      Also on January 2, 1996, the Company acquired substantially all the assets of Meadow Rehab Corp., a Georgia corporation owned by the Kelletts ("MRC"). The assets of MRC consisted of a 50% partnership interest in IHS Rehab Partnership, Ltd. ("IHS Rehab"), which leases the North Dallas Rehabilitation Hospital in Dallas, Texas. CSI owns the remaining 50% partnership interest in IHS Rehab. The purchase price for MRC's assets was $1,600,000 in cash and the Company assumed MRC's outstanding indebtedness, which amounted to approximately $335,000.

      In addition, the Company acquired the assets that constituted the skilled nursing facilities known as Arlington Heights Nursing Center in Fort Worth, Texas, and Randol Mill Manor in Arlington, Texas. Prior to the CSI Merger, these facilities were leased by CSI from partnerships owned by the Kelletts. The purchase prices for these facilities aggregated approximately $9.7 million. In addition, the Company made interest-free loans to the partnerships that owned Arlington Heights Nursing Center and Randol Mill Manor, with principal amounts of $955,521 and $663,256, respectively, which mature on May 24, 1999 and 2000, respectively. The Kelletts have agreed to guaranty the repayment of these loans.

      In connection with the CSI Merger, CSI (which as of July 31, 1996 merged with and into another wholly owned subsidiary of Mariner, Mariner Health Care of Nashville, Inc.) entered into leases on 14 skilled nursing facilities (collectively, the "Leased Facilities") from partnerships owned or controlled by the Kelletts. Each of the leases for the Leased Facilities (the "Leases") has a base term of eight years and four months from January 2, 1996 as well as a number of five-year renewal terms at the option of CSI, except that the Lease for Centerville Care Center has a term of seven years and four months with no renewal terms. Each Lease provides for a fixed rent, which will not increase over the base or renewal terms of such Lease. The aggregate annual rent for the Leased Facilities is approximately $8,040,000. In addition to paying scheduled rent for each Leased Facility, CSI is required to pay all utilities, insurance and property taxes and to maintain the Leased Facility, reasonable wear and tear excepted.

     If the Company leases a Leased Facility for all optional renewal terms, the Company may purchase such Leased Facility at the end of the last renewal term for its fair market value, as determined by agreement between the Company and the applicable Lessor or, absent such agreement, by appraisal at such time. For each Leased Facility other than Bethany Village Health Care Center and North Dallas Restorative Care Center, the Company also will have the option (the "Options") to purchase the Leased Facility for a fixed price during specified one-year periods for the applicable Lease. The Options are exercisable during specified periods between 1998 and 2010. The fixed prices are based on appraisals that estimate the fair market value of each Leased Facility as of the date the Option for each Leased Facility is first exercisable. The aggregate estimated fair market value as of the earliest exercise date of the Options of, and the aggregate purchase price for, the 12 Leased Facilities subject to the Options is approximately $59,585,000. On May 24, 1995, the Company made a deposit of an aggregate of $13,155,000 with the Lessors for the Options. If the Company exercises an Option for a Leased Facility, the portion of such $13,155,000 deposited by the Company for the Option for that Leased Facility will be credited toward the purchased price for that Leased Facility. If an Option is not exercised during the applicable exercise period, the applicable portion of such deposit will be forfeited by the Company. If an Option is exercised, approvals from health care regulatory authorities may be required to consummate the purchase of the Leased Facility.

      Stockholders Agreement. Pursuant to the terms of a stockholders agreement (the "Stockholders Agreement") between the Company and the CSI Stockholders, the CSI Stockholders are prohibited from selling any shares of Common Stock beneficially owned by them prior to May 24, 1997. Between May 24, 1997 and May 24, 1998, the CSI Stockholders are prohibited from selling more than 50% of the shares of Common Stock beneficially owned by them. After May 24, 1998, the CSI Stockholders may sell the shares of Common Stock beneficially owned by them without limitation as to volume imposed by the Stockholders Agreement. Sales of such shares must otherwise be made in compliance with the other terms of the Stockholders Agreement.

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

      In addition, the CSI Stockholders have agreed to grant the Company a right of first refusal on any sale, transfer or other disposition of voting securities of the Company by a CSI Stockholder or any affiliate of a CSI Stockholder where such sale, transfer or other disposition involves voting securities of the Company representing more than 1% of the then issued and outstanding shares of Common Stock. The right of first refusal does not, however, apply to sales, transfers or other dispositions of voting securities of the Company in registered public offerings or in transactions pursuant to Rule 144 or Rule 145 under the Securities Act, if the transferee in such transfer is not known to the CSI Stockholder.

      Under the Stockholders Agreement, an agent designated by the CSI Stockholders (the "Stockholders Agent") has the right to designate one person to serve on the Company's Board of Directors. The director designee must be reasonably acceptable to the Company. The Company is obligated to use all reasonable efforts to cause the designee to be elected as a director. Effective as of June 2, 1995, Mr. Stiles A. Kellett, Jr. was appointed as a director of the Company for a term ending at the

Company's Annual Meeting of Stockholders in 1996, at which time he was elected for a three year term ending at the Company's Annual Meeting of Stockholders in 1999.


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

      Registration Rights Agreement. The CSI Stockholders are also entitled to require the Company to register under the Securities Act the shares of Common Stock issued to them in the CSI Merger pursuant to a registration rights agreement (the "Registration Rights Agreement"). The Registration Rights Agreement provides that if the Company proposes to register shares of Common Stock under the Securities Act at any time after May 24, 1997, subject to certain exceptions, the CSI Stockholders shall be entitled to include the shares of Common Stock issued to them in the Merger in such registration. If such registration involves an underwritten public offering, the CSI Stockholders' rights to include shares is subject to the satisfaction of the rights of the Company's other stockholders who have contractual registration rights and to the rights of the managing underwriter of the offering to exclude for marketing reasons some or all of the CSI Stockholders' shares from such registration.

      The CSI Stockholders have the additional right under the Registration Rights Agreement to require the Company to prepare and file on three occasions a registration statement under the Securities Act with respect to their shares of Common Stock. This right is exercisable at any time after May 24, 1997 and, if the person designated by the Stockholders Agent to be nominated for election as a director of the Company pursuant to the Stockholders Agreement stands for election and is not elected, once within 120 days after the meeting at which such designee is not elected. Except for registrations requested after the Stockholders Agent's designee is not elected, the Company is not required to register more than 50% of the shares of Common Stock to be issued in the Merger between May 24, 1997 and May 24, 1998. The Company is required to use all reasonable efforts to effect such registration, subject to certain conditions and limitations. The Company is generally required to bear the expenses of all registrations under the Registration Rights Agreement, except for underwriter's discounts and commissions or any stock transfer taxes attributable to the shares being offered and sold. The CSI Stockholders' right to request such registrations will terminate when the CSI Stockholders own less than 5% of the total voting power of the outstanding voting securities of the Company.

         Other Agreements related to the Kelletts. During 1996 the Company advanced $640,000 to Fort Worth Medical Investor Ltd., L.P. in connection with a recoupment requirement from a third-party intermediary. Mr. Samuel B. Kellett is the general partner of, and owns a minority interest in, Fort Worth Medical Investors, Ltd., L.P., the assets of which are managed by Mariner. Also, during 1996, Mariner advanced $1.5 million to Sun City Center Associates, L.P. in connection with repayments for units being vacated in accordance with membership agreements. The Kelletts are the sole general and limited partners of Sun City Center Associates, L.P., the assets of which are managed by Mariner. The Kelletts have entered into an agreement to repay the $1.5 million to Mariner by September 30, 1997.





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

(a)(3)   List of Exhibits


         The Exhibits which are filed with this Report or which are incorporated by reference herein are set forth in the Exhibit Index which appears at page 79 hereof.


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





                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April, 1997.



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


Signature                              Title(s)                                               Date
/s/  Arthur W. Stratton, Jr.*          Chairman of the Board of                        April 30, 1997
----------------------------
Arthur W. Stratton, Jr.                Directors, Chief Executive
                                       Officer, President and Director
                                       (principal executive officer)


/s/ David N. Hansen                    Executive Vice President, Chief                 April 30, 1997
-------------------
David N. Hansen                        Financial Officer and Treasurer
                                       (principal financial and
                                       accounting officer)

/s/  David C. Fries *                  Director                                        April 30, 1997
-------------------
David C. Fries


/s/  Christopher Grant, Jr.*           Director                                        April 30, 1997
---------------------------
Christopher Grant, Jr.


/s/ Stiles A. Kellett, Jr.*            Director
---------------------------
Stiles A. Kellett, Jr.


/s/  John F. Robenalt *                Director                                        April 30, 1997
---------------------
John F. Robenalt

*By: /s/ David N. Hansen
    ---------------------
    David N. Hansen, Attorney in Fact.




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


10.40# Amendment No. 12 to the Credit Agreement and Waiver dated as of October 3, 1996 by and among the Company, PNC Bank, National Association, and the other banks party thereto.

10.41# Amendment No. 13 to the Credit Agreement dated as of March 11, 1997 by and among the Company, PNC Bank, National Association, and the other banks party thereto.


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


11#                Calculation of Shares used in  Determining  Net Income (Loss)
                   Per Share.

21#                Subsidiaries of the Company.

23                 Consent of Coopers & Lybrand L.L.P.

24#                Power of Attorney (included on the Signature Page to this
                     Report).


27                 Financial Data Schedule.

-------------------------

* Indicates a management contract or any compensatory plan, contract or arrangement.

+  Confidential Treatment Requested.

#  Previously filed.