Form 10-Q
period 1997-03-31
MARINER HEALTH GROUP INC
filed 1997-05-15
CIK 900304

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              QUARTERLY REPORT ON

                                    FORM 10-Q

(MARK ONE)

  X      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
 ---     EXCHANGE ACT OF 1934


For the quarterly period ended        March 31, 1997


                                       OR


 --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

29,031,676 shares of Common Stock, $.01 par value, were outstanding at May 13, 1997.








                           MARINER HEALTH GROUP, INC.

--------------------------------------------------------------------------------

FORM 10-Q - MARCH 31, 1997

                                                       INDEX

PART I.           Financial Information                                     Page

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                  December 31, 1996 and March 31, 1997                        3

                  Consolidated Statements of Operations for the
                  Three Months ended March 31, 1996 and 1997                  4

                  Consolidated Statements of Cash Flow for the
                  Three Months ended March 31, 1996 and 1997                  5

                  Notes to Consolidated Financial Statements                  6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            7-11



PART II.          Other Information

Item 6.                    Exhibits and Reports on Form 8-K               12-13


Signatures                                                                   14


                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (unaudited)

                                                                                              December 31,  March 31,
                                                                                                  1996        1997
                                          ASSETS
Current assets:
            Cash and cash equivalents                                                          $   4,616  $    6,942
            Accounts receivable, less allowance for doubtful accounts of $11,872
               and $12,595, respectively                                                         126,938     128,724
            Estimated settlements due from third-party payors                                     18,912      17,606
            Prepaid expenses and other current assets                                              8,880       9,052
            Deferred income tax benefit                                                           11,008      11,346
                                                                                              ----------- -----------
                                      Total current assets                                       170,354     173,670

Property, plant, and equipment, net                                                              386,425     393,849
Goodwill, net of accumulated amortization of $10,561 and $12,497, respectively                   280,803     282,935
Intangible and other assets, net of accumulated amortization of $5,813
     and $6,405 respectively                                                                      20,991      22,402
Restricted cash and cash equivalents                                                               2,885       3,553
Deferred income tax benefit                                                                       19,775      19,609
                                                                                              ----------- -----------
                                      Total assets                                              $881,233    $896,018
                                                                                              =========== ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
            Current maturities of long-term debt and capital lease obligations                 $   8,030   $   7,707
            Accounts payable                                                                      31,024      25,482
            Accrued payroll                                                                        9,944      10,321
            Accrued vacation                                                                       8,235       9,226
            Other accrued expenses                                                                41,141      42,669
            Deferred income taxes                                                                     25          25
            Other liabilities                                                                      3,801       3,862
                                                                                              ----------- -----------
                                      Total current liabilities                                  102,200      99,292

Long-term debt and capital lease obligations,
     less current portion                                                                        415,236     425,616
Deferred income taxes                                                                             18,073      19,201
Deferred gain                                                                                      1,955       1,918
Other long-term liabilities                                                                       18,981      18,139
                                                                                               ---------- -----------
                                      Total liabilities                                          556,445     564,166
Commitments and contingencies
Stockholders' equity
            Common  stock,  $.01  par  value;   50,000,000  shares   authorized;
             28,978,225 issued and outstanding at December 31, 1996 and
             29,025,216 issued and outstanding at March 31, 1997.                                    290         291
            Additional paid-in capital                                                           312,786     313,094
            Unearned compensation                                                                   ( 8)         (6)
            Retained earnings                                                                     11,720      18,473
                                                                                              ----------- -----------
                                      Total stockholders' equity                                 324,788     331,852
                                                                                              ----------- -----------
                                      Total liabilities and stockholders' equity                $881,233    $896,018
                                                                                              =========== ===========

                             See accompanying notes


                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                             Three months ended March 31,
                                                                  1996          1997

Net patient service revenue                                     $132,629      $170,824
Other income                                                       2,550         3,589
                                                               ---------     ---------
Total operating revenue                                          135,179        174,413
                                                               ---------     ---------

Operating expenses:
   Facility operating costs                                      106,169       133,698
   Corporate general and administrative                           15,649        11,808
                                                               ---------     ---------
                                                                121,818        145,506
                                                               ---------     ---------

    Interest expense                                               4,450         9,449
    Interest income                                                  (58)         (259)
    Facility rent expense, net                                       474         1,112
    Depreciation and amortization                                  5,196         6,546
                                                               ---------     ---------

Total operating expenses                                         131,880       162,354
                                                               ---------     ---------

Income before income taxes                                         3,299        12,059
Provision for income taxes                                         1,254         5,306
                                                               ---------     ---------
Net income                                                      $  2,045      $  6,753
                                                               =========     =========

Net income per common and common equivalent share:

    Weighted average common and common equivalent
     shares outstanding                                       29,235,065    29,173,580
                                                               =========     =========


    Net income per common and common
    equivalent share                                              $ 0.07        $ 0.23
                                                               =========     =========






                             See accompanying notes


                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                                         Three months ended March 31,
                                                                                              1996           1997
                                                                                         ------------    -------------
Cash flows from operating activities:
Net income                                                                                $    2,045       $    6,753
Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation and amortization                                                             5,195            6,546
     Provision for losses on accounts receivable                                                 740            1,229
     Amortization of deferred gain                                                               (40)             (37)
     Non-cash charge for warrants issued                                                         850              ---
     Amortization of deferred financing costs                                                    195              328
     Charge for  abandonment  of assets                                                        1,061              ---
     Changes in  operating  assets and  liabilities:
         Increase  in accounts receivable                                                     (3,579)          (3,822)
         (Increase) decrease  in estimated settlements from third parties                     (8,287)           1,306
         Increase in prepaid expenses and other current assets                                (6,343)            (133)
         Increase (decrease) in accounts payable                                              11,137           (5,586)
         Increase in accrued liabilities                                                       7,881            3,765
         Increase in other current liabilities                                                 2,576               61
                                                                                         ------------    -------------
   Net Cash Provided by Operating Activities                                                  13,431           10,410
                                                                                         ------------    -------------
Cash flows from investing activities:
     Purchase of plant, property and equipment                                                (3,500)          (6,704)
     Cash paid for acquisitions                                                              (53,746)          (7,295)
     Working capital deficits acquired                                                        (5,036)             ---
     Increase in intangible and other assets                                                  (4,130)          (3,615)
                                                                                         ------------     ------------
     Net cash used by investing activities                                                   (66,412)         (17,614)
                                                                                         ------------     ------------
Cash flows from financing activities:
     Drawings on line of credit borrowings                                                    66,381           54,000
     Repayments of long term debt and capital lease obligations                              (15,890)         (44,084)
     Proceeds from exercise of employee stock options                                            333               43
     Shares issued under employee stock purchase plan                                            156              239
     (Increase) decrease in restricted cash                                                       99             (668)
                                                                                         ------------    -------------
     Net Cash Provided by Financing Activities                                                51,079            9,530
                                                                                         ------------    -------------

Increase (decrease) in cash and cash equivalents                                              (1,902)           2,326

Cash and cash equivalents at beginning of period                                               4,086            4,616
                                                                                         ------------    -------------
     Cash and cash equivalents at end of period                                                2,184            6,942
                                                                                         ------------    -------------

          Income Taxes Paid                                                                    1,191            1,026

          Interest Paid                                                                        3,728            5,811


                             See accompanying notes


                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements as of and for the periods ended March 31, 1996 and 1997 are unaudited. All adjustments and accruals have been made which, in the opinion of management, are necessary for a fair presentation. In addition to normal, recurring adjustments, corporate general and administrative expenses for the first three months of 1996 included a charge of $6,511,000 composed of $5,661,000 related to the pooling of interests with MedRehab and a charge of $850,000 for warrants issued in connection with a preferred provider agreement. Results of operations for the period ended March 31, 1997 are not necessarily indicative of those expected for any future period.

         Certain 1996 financial statement balances have been reclassified to conform with current year presentation.

         During  1997,  the  Financial  Accounting  Standards  Board issued FASB
         Statement No. 128, "Earnings Per Share". This standard is designed to improve the Earnings Per Share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. The Company will implement the new standard in its fiscal year ending December 31, 1997. Management has not yet determined the impact that adoption of FAS 128 will have on the financial statements for the fiscal year ending December 31, 1997.

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared with the assumption that users of the interim financial information have either read or have access to the Company's audited consolidated financial statements for the year ended December 31, 1996. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the Company's December 31, 1996 audited consolidated financial statements have been omitted from these unaudited interim consolidated financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions rules and regulations. Although the
         Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996.



Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

                 FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         This Report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, including statements regarding, among other items, plans and objectives of management, estimates of future financial performance, and anticipated trends in the Company's business and financial performance. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of the factors described in the section entitled "Risk Factors" (included in Amendment No. 1 on Form 10-K/A to the Company's Annual Report on Form 10-K filed on April 30, 1997 with respect to the year ended December 31, 1996) including, among others (i) changes in the health care industry as a result of political, economic or regulatory influences; (ii) changes in regulations governing the health care industry; and (iii) changes in the competitive marketplace. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact transpire. Therefore, actual results could differ materially from expectations.

Results of Operations

         The following table sets forth certain consolidated financial data as percentages of total operating revenue for the three months ended March 31, 1996 and 1997 and the percentage changes in the dollar amounts of revenues and expenses for the first three months of 1996 as compared to the first three months of 1997.


                                                                   Three Months
                                                                       Ended                         Percentage Increase
                                                                                                          (Decrease)
                                                                     March 31,                        Three Months Ended
                                                         ------------------------------------              March 31,
                                                           1996                     1997                1997 over 1996
                                                                                                        --------------
                                                         ----------              ------------
Revenues:
  Net patient service revenue                               98.1%                    97.9%                      28.8%
  Other revenue                                              1.9                      2.1                       40.7
                                                         ----------              ------------
  Total operating revenue                                  100.0%                   100.0%                      29.0

Operating and administrative expenses:
  Facility operating costs                                                           76.7%                      25.9%
                                                            78.5%
  Corporate general and administrative                      11.6                      6.8                      (24.5)

Interest expense                                             3.2                      5.3                      109.2
Facility rent expense, net                                   0.4                      0.6                      134.6
Depreciation and amortization                                3.8                      3.8                       26.0
                                                         ----------              ------------
Total operating costs and administrative expense            97.5%                    93.2%                      23.1%
                                                         ----------              ------------

Income before income tax                                     2.5%                     6.9%                     265.5%
                                                         ----------              ------------



THREE MONTHS ENDED MARCH 31, 1996 AND 1997

         REVENUE. Total operating revenues increased 29% from $135,179,000 during the three months ended March 31, 1996 to $174,413,000 during the three months ended March 31, 1997.

         Net patient service revenue increased by approximately $38,195,000, or 29% from the first quarter of 1996 to the first quarter of 1997. Net patient service revenue includes revenue from basic medical and ancillary services provided by the Company, including rehabilitation, pharmacy and infusion therapy services and the provision of medical equipment and supplies. The increase was primarily the result of the inclusion in 1997 of revenues from 18 facilities acquired after March 31, 1996. The revenue increase was partially offset by reductions due to the cancellation or non-renewal of contracts for certain rehabilitation programs.

         Other income aggregated $3,589,000 during the quarter ended March 31, 1997. These revenues were generated from the Company's management activities related to subacute care units and facilities and consulting fees generated from services provided to certain rehabilitation contract clients.

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

         Facility operating costs increased 26% from $106,169,000 in the first quarter of 1996 to $133,698,000 in the first quarter of 1997. The increase was principally the result of the inclusion of expenses for 18 facilities purchased after March 31, 1996. As a percentage of total operating revenues, these costs were 79% and 77% in the first quarters of 1996 and 1997, respectively.

         CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. Corporate general and administrative expenses include the expenses of the Company's corporate and regional offices, which provide marketing, financial and management services, and the expenses associated with managing subacute care units and facilities. These expenses decreased 25% from $15,649,000 in the first quarter of 1996 to $11,808,000 in the first quarter of 1997. Corporate general and administrative expenses for the first three months of 1996 included a charge of $6,511,000 composed of $5,661,000 related to the pooling of interests with MedRehab and a charge of $850,000 for warrants issued in connection with a preferred provider agreement. Excluding these charges, corporate general and administrative expenses increased by $2,670,000 or 29% from the first quarter of 1996 to the first quarter of 1997 primarily as a result of incremental corporate personnel to support the additional facilities and businesses acquired during 1996 and 1997. As a percentage of total revenues, these expenses were approximately 12% and 7% in the first quarters of 1996 and 1997, respectively.

         INTEREST EXPENSE. Interest expense increased from $4,450,000 in the first quarter of 1996 to $9,449,000 in the first quarter of 1997. This increase was primarily attributable to higher interest rates on outstanding debt, especially related to the Company's Senior Subordinated Notes, as well as a higher outstanding balances under the Company's credit facility which was used to fund acquisitions and working capital.

         FACILITY RENT EXPENSE, NET. The Company incurred $1,112,000 of rent expense in the first quarter of 1997 related to a facility leased under a sale/leaseback arrangement and facilities leased in connection with the CSI, Regency and Allegis transactions.


         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 26% from $5,196,000 in the first quarter of 1996 to $6,546,000 in the first quarter of 1997, principally as the result of acquisitions of facilities after the first quarter of 1996.

         PROVISION FOR INCOME TAXES. The effective tax rate for the first quarter of 1996 and 1997, was 38% and 44% respectively. During 1996, Mariner's tax rate reflected the reversal of a valuation allowance on certain deferred tax assets. The Company currently expects its effective tax rate will be approximately 44% in 1997 due to certain book-tax differences, primarily non-deductible amortization of goodwill.

         LIQUIDITY AND CAPITAL RESOURCES

         Mariner has financed its operations, acquisitions and capital expenditures primarily from cash provided by operations and proceeds from stock issuances and borrowings. As of March 31, 1997, working capital and cash and cash equivalents were $74,378,000 and $6,942,000, respectively.

         Mariner has a $250,000,000 senior secured revolving credit facility with a syndicate of banks (the "Credit Facility"). As of December 31, 1996 and March 31, 1997, principal balances outstanding under the Credit Facility were approximately $132,000,000 and $143,500,000, respectively, and letters of credit outstanding under this facility were $2,612,000 and $5,499,000, respectively. Mariner has used, and intends to continue to use, borrowings under the Credit Facility to finance the acquisition and development of additional subacute care facilities and related businesses, and for general corporate purposes, including working capital. Mariner's obligations under the Credit Facility are collateralized by a pledge of the stock of its subsidiaries and are guaranteed by all of the Company's subsidiaries. In addition the Credit Facility is secured by mortgages on certain of the Company's inpatient facilities, leasehold mortgages on certain inpatient facilities leased by the Company, and security interests in certain other properties and assets of the Company and its subsidiaries. The Credit Facility matures on April 30, 1999 and provides for prime or LIBOR-based interest rate options. The borrowing availability and rate of interest vary depending upon specified financial ratios. The Credit Facility also contains covenants which, among other things, require the Company to maintain certain financial ratios and impose certain limitations or prohibitions on the Company with respect to the incurrence of indebtedness, liens and capital leases; the payment of dividends on, and the redemption or repurchase of, its capital stock; investments and acquisitions, including acquisitions of new facilities; the merger or consolidation of the Company with any person or entity and the disposition of any of the Company's properties or assets.

         On April 4, 1996, the Company sold $150,000,000 aggregate principal amount of its 9-1/2% Senior Subordinated Notes (the "Notes"). The Notes mature on April 1, 2006. The Notes are uncollateralized senior subordinated obligations of Mariner and, as such, are subordinated in right of payment to all existing and future senior indebtedness of Mariner, including indebtedness under the Credit Facility. From the net proceeds of approximately $144,456,000 from the sale of the Notes, $131,000,000 was used to repay all then outstanding indebtedness under the Credit Facility (including interest and certain other fees) and the remainder was used to pay a portion of the purchase price for the 1996 Florida Acquisition (defined below). The Notes contain certain covenants, including, among other things, covenants with respect to the following matters:
(i) limitation on indebtedness; (ii) limitation on restricted payments; (iii) limitation on the incurrence of liens; (iv) restriction on the issuance of preferred stock of subsidiaries; (v) limitation on transactions with affiliates;
(vi) limitation on sale of assets; (vii) limitation on other senior subordinated indebtedness; (viii) limitation on guarantees by subsidiaries; (ix) limitation on the creation of any restriction on the ability of the Company's subsidiaries to make distributions; and (x) restriction on mergers, consolidations and the transfer of all or substantially all of the assets of the Company to another person. The Notes were issued under an Indenture dated as of April 4, 1996 by and among the Company and State Street Bank and Trust Company, as trustee (the "Indenture").

         Accounts receivable (net of allowances) were $126,938,000 and $128,724,000 at December 31, 1996 and March 31, 1997, respectively. Estimated settlements due from third party payors aggregated $18,912,000 and $17,606,000 at December 31, 1996 and March 31, 1997, respectively. The number of days sales in accounts receivable and estimated settlements due from third party payors was approximately 78 at December 31, 1996 and 75 days March 31, 1997. This decrease was primarily due to improved collections.



         In January 1996 Mariner completed the merger (the "CSI Merger") of a wholly owned subsidiary of the Company with and into Convalescent Services, Inc. ("CSI") and the acquisition of certain related assets. In the CSI Merger, all of the issued and outstanding shares of capital stock of CSI were converted into the right to receive an aggregate of 5,853,656 shares of the Company's Common Stock and $7,000,000 in cash. In connection with the CSI Merger, Mariner acquired certain assets that are related to CSI's business from affiliates of CSI's stockholders for an aggregate of approximately $17,694,000 in cash and loaned an aggregate of $1,619,000 to the partnerships that sold certain assets to the Company. In addition, the Company acquired options to purchase 12 of the facilities leased by CSI from affiliates of CSI's stockholders at fair market value and made nonrefundable deposits of an aggregate of $13,155,000 with the lessors of the facilities subject to such options. The options are exercisable during specified periods between 1998 and 2010. The aggregate estimated fair market value as of the earliest exercise date of the options, and the aggregate purchase price for, the 12 facilities subject to the options is approximately $59,585,000 (which includes a deposit of $13,155,000 already paid by the Company). Mariner financed the cash consideration payable in these transactions with borrowings under the Credit Facility.

         On March 1, 1996, the Company completed its merger (the "MedRehab Merger") with MedRehab, Inc. ("MedRehab"). Mariner issued an aggregate of approximately 2,312,500 shares of its Common Stock for all of MedRehab's outstanding capital stock and options to purchase MedRehab capital stock in a merger that was accounted for as a pooling of interests. In addition, the Company prepaid an aggregate principal amount of approximately $14,000,000 of MedRehab's outstanding indebtedness at the closing of the MedRehab Merger. The Company repaid this indebtedness with funds it borrowed under the Credit Facility. Certain former MedRehab stockholders exercised the right to require the Company to repurchase their shares of Mariner Common Stock for approximately $1,326,000 on July 31, 1996.

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

         On October 1, 1996, the Company acquired a 163-bed facility in Jacksonville, Florida. The total purchase price was $9,850,000. Mariner funded the purchase price in part by assuming two HUD mortgages in the aggregate principal amount of approximately $4,236,000. The Company borrowed $6,500,000 under its Credit Facility to fund the cash portion of the purchase price and to replace reserves required by the HUD mortgage agreements.

         In a two-part closing consummated on October 1, 1996 and November 1, 1996, Mariner acquired certain assets of Allegis Health Services, Inc. ("Allegis") and certain of its affiliates. Under the terms of the acquisition agreement, the Company purchased five inpatient facilities, assumed two operating leases and one capital lease and purchased Allegis' institutional pharmacy and its rehabilitation program management subsidiary. The total purchase price of $110,000,000 consisted of the assumption of $12,000,000 in debt, including the capital lease, and $98,000,000 in cash. Under the terms of the agreement, $103,000,000 of the purchase price was paid at the closings during the fourth quarter of 1996. Approximately $98,000,000 of that amount plus certain closing costs was borrowed under the Credit Facility. The remaining $2,000,000 was paid upon attaining certain financial performance conditions for 1996. This amount was also borrowed under the Credit Facility.

         In February, 1997, the Company acquired a 143-bed facility in Catonsville, Maryland for a purchase price of approximately $7,200,000. The Company borrowed the full amount of the purchase price under its Credit Facility.

         In the first quarter of 1997, the Company also borrowed approximately $
46,500,000  under  the  Credit  Facility   primarily  to  fund  working  capital
requirements.



         The Company's capital expenditures for the years ended December 31, 1996 and the quarter ended March 31, 1997 were approximately $22,502,000 and $6,704,000, respectively. The Company's currently planned capital expenditures of $55,000,000 include funds for upgrading the Company's information systems, expansion of existing facilities and the construction of three new inpatient sites. The Company currently estimates that it spends approximately $300 per bed per year for maintenance of its inpatient facilities.

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

         (b)      Reports on Form 8-K.

                  None.



                                  EXHIBIT INDEX

Number                     Description of Exhibits
------                     -----------------------

11                Schedule of Computation of Net Earnings Per Share

27                Financial Data Schedule


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly thereunto authorized.


                           MARINER HEALTH GROUP, INC.





DATE May 15, 1997                   BY /s/
     ------------------               ----------------------------------
                                       David N. Hansen
                                       Executive Vice President,
                                       Treasurer and Chief Financial Officer
                                       (Authorized officer and principal
                                       accounting and financial officer)


