Form 10-Q
period 1997-06-30
MARINER HEALTH GROUP INC
filed 1997-08-14
CIK 900304

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   X     QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15 (D) OF THE  SECURITIES
-------  EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED    JUNE 30, 1997
                              -------------------

                                       OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________TO__________

                         COMMISSION FILE NUMBER 0-21512

                           MARINER HEALTH GROUP, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       DELAWARE                                       NO. 06-1251310
------------------------                    ------------------------------------
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

                 125 EUGENE O'NEILL DRIVE, NEW LONDON, CT 06320
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)
                                 (860) 701-2000
                     (TELEPHONE NUMBER, INCLUDING AREA CODE)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES___X___   NO_______

     29,357,142 SHARES OF COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING AT
                                AUGUST 11, 1997









                           MARINER HEALTH GROUP, INC.
 ------------------------------------------------------------------------------

FORM 10-Q - JUNE 30, 1997
                                                        INDEX

PART I   Financial Information                                             Page

Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                  December 31, 1996 and June 30, 1997                       3

                  Consolidated Statements of Operations for the
                  Six Months Ended June 30, 1996 and 1997 and
                  Three Months Ended June 30, 1996 and 1997                 4

                  Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1996 and 1997                   5

                  Notes to Consolidated Financial Statements                6-7

Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             7-12

PART II. Other Information


Item 6.  Exhibits and Reports on Form 8-K                                   13

Exhibit Index                                                               14

Signatures                                                                  15


                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (unaudited)
                                                                                                December 31,          June 30,
                                                                                                    1996                1997
                                                                                            -----------------------------------
                                           ASSETS
Current assets:
  Cash and cash equivalents                                                                      $      4,616   $        2,569
  Accounts receivable, less allowance for doubtful accounts of $11,872
     and $12,947, respectively                                                                        126,938          126,622
  Estimated settlements due from third-party payors                                                    18,912           20,244
  Prepaid expenses and other current assets                                                             8,880            8,183
  Deferred income tax benefit                                                                          11,008           11,683
                                                                                            -----------------------------------
                                Total current assets                                                  170,354          169,301

Property, plant and equipment, net                                                                    386,425          398,857
Goodwill, net of accumulated amortization of $10,561 and $14,109, respectively                        280,803          284,371
Intangible and other assets, net of accumulated amortization of $5,813
     and $6,925, respectively                                                                          20,991           24,899
Restricted cash and cash equivalents                                                                    2,885            2,931
Deferred income tax benefit                                                                            19,775           19,443
                                                                                            -----------------------------------
                                Total assets                                                       $  881,233       $  899,802
                                                                                            ===================================
                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt and capital lease obligations                                $   8,030        $   8,345
  Accounts payable                                                                                     31,024           24,827
  Accrued payroll                                                                                       9,944            9,806
  Accrued vacation                                                                                      8,235            9,453
  Other accrued expenses                                                                               41,141           32,189
  Deferred income taxes                                                                                    25               25
  Other liabilities                                                                                     3,801            3,534
                                                                                            -----------------------------------
                                Total current liabilities                                             102,200           88,179

Long-term debt and capital lease obligations,
     less current portion                                                                             415,236          429,478

Deferred income taxes                                                                                  18,073           20,328
Deferred gain                                                                                           1,955            1,872
Other long-term liabilities                                                                            18,981           17,913
                                                                                              ---------------------------------
                                Total liabilities                                                     556,445          557,770
Stockholders' equity
  Common stock, $.01 par value; 50,000,000 shares authorized;  28,978,225 issued and outstanding at December 31, 1996 and
  29,356,754 shares issued and outstanding at June 30, 1997.                                              290              294
  Additional paid-in capital                                                                          312,786          316,203
  Unearned compensation                                                                                   (8)              (4)
  Retained earnings                                                                                    11,720           25,539
                                                                                            -----------------------------------
                                Total stockholders' equity                                            324,788          342,032
                                                                                            -----------------------------------
                                Total liabilities and stockholders' equity                         $  881,233       $  899,802
                                                                                            ===================================

                             See accompanying notes


                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)
                                   (unaudited)

                                                            Six months ended                           Three months ended
                                                                 June 30,                                    June 30,
                                                                 --------                                    --------
                                                       1996                 1997                    1996                 1997
                                                       ----                 ----                    ----                 ----

Net patient service revenue                          $   275,690       $     341,067         $       143,061        $      170,243
Other revenue                                              5,093               7,848                   2,543                 4,259
                                                 ----------------     ---------------       -----------------     -----------------
Total operating revenue                                  280,783             348,915                 145,604               174,502
                                                 ----------------     ---------------       -----------------     -----------------


Operating expenses:
Facility operating costs                                 217,528             266,565                 111,359               132,867
Corporate general and administrative                      24,907              24,490                   9,258                12,682
                                                 ----------------     ---------------       -----------------     -----------------
                                                         242,435             291,055                 120,617               145,549
                                                 ----------------     ---------------       -----------------     -----------------

Interest Income                                            (202)               (207)                   (145)                  (74)
Interest Expense                                          11,172              18,108                   6,723                 8,785
Facility rent expense, net                                 1,212               2,176                     738                 1,064
Depreciation and amortization                             10,328              13,107                   5,132                 6,561
                                                 ----------------     ---------------       -----------------     -----------------
Total operating expenses                                 264,945             324,239                 133,065               161,885
                                                 ----------------     ---------------       -----------------     -----------------



Income before income taxes                                15,838              24,676                  12.539                12,617
Provision for income taxes                                 6,269              10,857                   5,015                 5,551
                                                 ----------------     ---------------       -----------------     -----------------
Net income                                         $       9,569         $    13,819              $    7,524            $    7,066
                                                   =============         ===========              ==========            ==========


Net income per common and common equivalent share:


Weighted average common and common
equivalent shares outstanding                         29,261,000          29,357,000              29,404,000            29,523,000
                                                 ================     ===============       =================     =================

Net income per common and
common equivalent share                            $        0.33      $         0.47          $         0.26        $         0.24
                                                 ================     ===============       =================     =================

                             See accompanying notes


                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                                         Six months ended June 30
                                                                                         1996                1997
                                                                                   ----------------- -- -----------------
Cash flows from operating activities:
Net income
                                                                                       $      9,569       $       13,819
Adjustments to reconcile net income to cash provided by operating activities:
  Depreciation and amortization                                                              10,328               13,107
  Provision for losses on accounts receivable                                                 1,606                2,383
  Amortization of deferred gain                                                                (66)                 (83)
  Non-cash charge for warrants issued                                                           850                  ---
  Amortization of deferred financing costs                                                      409                  324
  Charge for abandonment of assets                                                            1,061                  ---
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                                         (6,350)              (2,840)
    Increase in estimated settlements from third parties                                   (13,311)              (1,332)
    (Increase) decrease in prepaid expenses and other current assets                        (6,254)                  736
    Increase (decrease) in accounts payable                                                   4,381              (6,241)
    Increase (decrease) in accrued liabilities                                                3,110              (6,076)
    Decrease in other current liabilities                                                     (203)                (267)
                                                                                   -----------------    -----------------
  Net Cash Provided by Operating Activities                                                   5,130               13,530
                                                                                   -----------------    -----------------

Cash flows used by investing activities:
  Purchase of plant, property and equipment                                                (11,078)             (16,123)
  Cash paid for acquisitions, net of cash acquired                                         (87,679)              (9,530)
  Working capital deficits acquired                                                           4,220                  ---
  Increase in intangible and other assets                                                   (4,322)              (7,815)
                                                                                   -----------------    -----------------
Net Cash Used by Investing Activities                                                      (98,859)             (33,468)
                                                                                   -----------------    -----------------

Cash flows from financing activities:
  Drawings on line of credit borrowings                                                      92,981              127,500
  Proceeds from notes offering                                                              149,666                  ---
  Repayments on line of credit                                                            (133,481)            (110,000)
  Repayments of long term debt and capital lease obligations                               (17,376)              (2,988)
  Proceeds from exercise of employee stock options and warrants                               2,506                3,182
  Shares issued under employee stock purchase plan                                              159                  243
  Increase in restricted cash                                                                 (211)                 (46)
                                                                                   -----------------    -----------------
Net Cash Provided by Financing Activities                                                    94,244               17,891
                                                                                   -----------------    -----------------

Increase (decrease) in cash and cash equivalents                                                515              (2,047)
Cash and cash equivalents at beginning of period                                              4,086                4,616
                                                                                   =================    =================
Cash and cash equivalents at end of period                                         $          4,601     $          2,569
                                                                                   =================    =================

Income Taxes Paid                                                                  $          7,885     $          8,942
Interest Paid                                                                      $          7,163     $         17,642

                             See accompanying notes


                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements as of and for the periods ended June 30, 1996 and 1997 are unaudited. All adjustments and accruals have been made which, in the opinion of the management, are necessary for a fair presentation. In addition to normal, recurring adjustments, corporate general and administrative expenses for the first six months of 1996 included a charge of $6,511,000 composed of $5,661,000 related to the pooling of interests with MedRehab, Inc. ("MedRehab") and a charge of $850,000 for warrants issued in connection with a preferred provider agreement. Results of operations for the period ended June 30, 1997 are not necessarily indicative of those expected for any future period.

         During  1997,  the  Financial  Accounting  Standards  Board issued FASB
         Statement No. 128, "Earnings Per Share". This standard is designed to improve the Earnings Per Share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. This statement is effective for Financial Statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Management has not yet determined the impact that adoption of FAS 128 will have on the financial statements for the fiscal year ending December 31, 1997.

         In June 1997 the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purposes financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Management does not believe the implementation of this Statement will have any significant effect on the Company's financial statements.

         In June 1997 the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires that those enterprises report select information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments, which are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for financial statements for periods beginning after December 15, 1997. Management is evaluating this Statement to determine what information will be required to be disclosed.

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


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, plans and objectives of management, estimates of future financial performance, and anticipated trends in the Company's business and financial performance. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of the factors described in the section entitled "Risk Factors" (included in Amendment No. 1 on Form 10-K/A to the Company's Annual Report on Form 10-K filed on April 30, 1997 with respect to the year ended December 31, 1996) including, among others (i) dependence on reimbursement from third party payors; (ii) changes in the health care industry as a result of political, economic or regulatory influences; (iii) changes in regulations governing the health care industry; (iv) changes in the competitive marketplace; and (v) the ability of the company to manage growth. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact transpire. Therefore, actual results could differ materially from expectations.

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated financial data as percentages of total operating revenue for the three months and six months ended June 30, 1996 and 1997 and the percentage changes in the dollar amounts of revenues and expenses for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1997.

                                         Six months               Percentage            Three months            Percentage
                                           ended              Increase (decrease)          ended            Increase (decrease)
                                          June 30,         Six months ended June 30       June 30,       Three months endedJune 30
                                     1996         1997      1997     over     1996   1996         1997    1997      over     1996
                                     -----        ----      ----              ----   ----         ----    ----               ----


Revenues:
  Net patient service revenue          98.2%       97.7%           (0.5%)           98.3%       97.6%             (0.7%)
  Other revenue                          1.8         2.3            27.8              1.7         2.4              41.2
                                     --------    --------                          -------    --------
  Total operating revenue              100.0       100.0                            100.0       100.0

Operating and administrative
expenses:
  Facility operating costs              77.5        76.4           (1.4)             76.5        76.2             (0.4)
  Corporate general and                  8.9         7.0           (21.3)             6.4         7.3              14.1
administrative

Interest expense                         3.9         5.1           30.8               4.5         5.0              11.1
Facility rent expense, net               0.4         0.6           50.0               0.5         0.6              20.0
Depreciation and amortization            3.7         3.8            2.7               3.5         3.8              8.6
                                     --------    --------           ---            --------    --------           -----
Total operating costs and
  administrative expense                94.4        92.9           (1.6)             91.4        92.9              1.6
                                     --------    --------          -----           --------    --------          -------

Income before income tax
                                        5.6%        7.1%           26.8%             8.6%        7.1%            (17.4%)
                                     --------    --------          -----           --------    --------          -------

THREE MONTHS ENDED  JUNE 30, 1996 AND 1997

         REVENUE. Total operating revenue increased 20% from $145,604,000 during the three months ended June 30, 1996 to $174,502,000 during the three months ended June 30, 1997.

         Net patient service revenue increased by approximately $27,182,000 or 19% from the second quarter of 1996 to the second quarter of 1997. Net patient service revenue includes revenue from basic medical and ancillary services provided by the Company, including rehabilitation, pharmacy and infusion therapy services and the provision of medical equipment and supplies. The increase was the result of the inclusion in 1997 of revenue from 10 facilities acquired after June 30, 1996, the opening of additional home health agencies after June 30, 1996, and increases in revenue per rehabilitation contract.

         Other revenue aggregated $4,259,000 during the quarter ended June 30, 1997. This revenue was generated primarily from the Company's management activities related to subacute care units and facilities and consulting fees generated from services provided to certain rehabilitation clients.

         FACILITY OPERATING COSTS. Facility operating costs primarily consist of employee salaries, wages and benefits, food, ancillary supplies, pharmacy supplies and plant operations. Most clinical staff and rehabilitation therapists are paid an hourly wage. Various other types of operating expenses, including medical supplies, pharmacy supplies, nutritional support services and expenses associated with the provision of ancillary services, vary more directly with patient census as well as general rates of inflation.

         Facility operating costs increased 19% from $111,359,000 in the second quarter of 1996 to $132,867,000 in the second quarter of 1997. These increases were principally the result of the inclusion of expenses for 10 facilities and several home health agencies acquired after June 30, 1996. As a percentage of total operating revenue, these costs aggregated 76.5% and 76.2% for the three months ended June 30, 1996 and 1997, respectively.

         CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. Corporate general and administrative expenses include the expenses of the Company's corporate and regional offices, which provide marketing, financial and management services and the expenses associated with managing subacute care units and facilities. These expenses increased 37% from $9,258,000 in the second quarter of 1996 to $12,682,000 in the second quarter of 1997. The increase was primarily attributable to the addition of corporate personnel to support the increased number of facilities and businesses acquired during 1996 and 1997 and investment in informations systems infrastructure.

         As a percentage of total revenue, these expenses were approximately 6.4% and 7.3% for the three months ended June 30, 1996 and 1997, respectively.

         INTEREST EXPENSE Interest expense increased 31% from $6,723,000 in the second quarter of 1996 to $8,785,000 in the second quarter of 1997. This increase was the result of interest related to the Company's 9-1/2% Senior Subordinated Notes due 2006 (the "Notes") issued in April 1996 and increased borrowings under the Credit Facility used to fund acquisitions of facilities and businesses acquired after the second quarter of 1996.

         RENT EXPENSE, NET. Rent expense increased 44% from $738,000 in the second quarter of 1996 to $1,064,000 in the second quarter of 1997. This expense is related to a facility leased under a sale/leaseback arrangement and facilities leased in connection with the CSI, Regency and Allegis transactions. The increase is primarily attributable to an increase in leased facilities related to the Allegis Transaction.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 28% from $5,132,000 in the second quarter of 1996 to $6,561,000 in the second quarter of 1997. This increase was primarily attributable to the facilities and businesses acquired after the second quarter of 1996.

         PROVISION FOR INCOME TAX. The effective tax rates for the second quarter of 1996 and 1997, were 40% and 44%, respectively. During 1996, Mariner's tax rate reflected the reversal of a valuation allowance on certain deferred tax assets. The Company currently expects its effective tax rate will be approximately 44% in 1997 due to certain book-tax differences, primarily non-deductible amortization of goodwill.

         SIX MONTHS ENDED JUNE 30, 1996 AND 1997

         REVENUE. Total operating revenue increased 24% from $280,783,000 during the first six months of 1996 to $348,915,000 in the first six months of 1997.

         Net patient service revenue increased by approximately $65,377,000 or 24% from the first six months of 1996 to the first six months of 1997. The increase was the result of the inclusion in 1997 of revenue from 10 facilities acquired since June 1996, as well as increases in revenue per rehabilitation contract.

         Other revenue aggregated $7,848,000 during the six months ended June 30, 1997. This revenue was generated primarily from the Company's management activities related to subacute care units and facilities and consulting fees generated from services provided to certain rehabilitation clients.


         FACILITY OPERATING COSTS. Facility operating costs increased 23% from $217,528,000 in the first six months of 1996 to $266,565,000 in the first six months of 1997. These increases were principally the result of the inclusion of expenses for 10 facilities acquired after the second quarter of 1996. As a percentage of total operating revenues, these costs aggregated 77.5% and 76.4% in the first six months of 1996 and 1997, respectively.

         CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. Corporate general and administrative expenses decreased 2% from $24,907,000 in the first six months of 1996 to $24,490,000 in the first six months of 1997.

         During the first quarter of 1996, these expenses included a charge of $6,511,000 composed of $5,661,000 related to the pooling of interests with MedRehab and a charge of $850,000 for warrants issued in connection with a preferred provider agreement.

         As a percentage of total operating revenues, these expenses were approximately 8.9% and 7.0% in the first six months of 1996 and 1997, respectively.

         INTEREST EXPENSE Interest expense increased 62% from $11,172,000 in the first six months of 1996 to $18,108,000 in the first six months of 1997. This increase was the result of interest on the Notes issued in April 1996 and borrowings used primarily to fund acquisitions of facilities and businesses acquired after the second quarter of 1996.

         RENT EXPENSE, NET. Rent expense increased 80% from $1,212,000 in the first half of 1996 to $2,176,000 in the first half of 1997. This expense is related to a facility leased under a sale/leaseback arrangement and facilities leased in connection with the CSI, Regency and Allegis transactions. The increase is primarily attributable to an increase in leased facilities related to the Allegis Transaction.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 27% from $10,328,000 in the first six months of 1996 to $13,107,000 in the first six months of 1997, principally as the result of the addition of facilities and businesses acquired after the second quarter of 1996.


LIQUIDITY AND CAPITAL RESOURCES

         Mariner has financed its operations, acquisitions and capital expenditures primarily from cash provided by operations and proceeds from security issuances, borrowings and exchanges of stock. As of June 30, 1997, working capital and cash and cash equivalents were $81,122,000 and $2,569,000, respectively.

         Mariner has a $250,000,000 senior secured revolving credit facility with a syndicate of banks (the "Credit Facility"). As of December 31, 1996 and June 30, 1997, principal balances outstanding under the Credit Facility were approximately $132,000,000 and $149,500,000, respectively, and letters of credit outstanding under this facility were $5,499,000 and $7,101,000, respectively. Mariner has used, and intends to continue to use, borrowings under the Credit Facility to finance the acquisition and development of additional subacute care facilities and related businesses, and for general corporate purposes, including working capital. Mariner's obligations under the Credit Facility are collateralized by a pledge of the stock of its subsidiaries and are guaranteed by all of the Company's subsidiaries. In addition the Credit Facility is secured by mortgages on certain of the Company's inpatient facilities, leasehold mortgages on certain inpatient facilities leased by the Company, and security interests in certain other properties and assets of the Company and its subsidiaries. The Credit Facility matures on April 30, 1999 and provides for prime or LIBOR-based interest rate options. The borrowing availability and rate of interest varies depending upon specified financial ratios. The Credit Facility also contains covenants which, among other things, require the Company to maintain certain financial ratios and impose certain limitations or prohibitions on the Company with respect to the incurrence of indebtedness, liens and capital leases; the payment of dividends on, and the redemption or repurchase of, its capital stock; investments and acquisitions, including acquisitions of new facilities; the merger or consolidation of the Company with any person or entity and the disposition of any of the Company's properties or assets.

         On April 4, 1996, the Company sold $150,000,000 aggregate principal amount of the Notes. The Notes mature on April 1, 2006. The Notes are uncollateralized senior subordinated obligations of Mariner and, as such, are subordinated in right of payment to all existing and future senior indebtedness of Mariner, including indebtedness under the Credit Facility. From the net proceeds of approximately $144,456,000 from the sale of the Notes, $131,000,000 was used to repay all then outstanding indebtedness under the Credit Facility (including interest and certain other fees) and the remainder was used to pay a portion of the purchase price for the 1996 Florida Acquisition (defined below). The Notes contain certain covenants, including, among other things, covenants with respect to the following matters: (i) limitation on indebtedness; (ii) limitation on restricted payments; (iii) limitation on the incurrence of liens;
(iv) restriction on the issuance of preferred stock of subsidiaries; (v) limitation on transactions with affiliates; (vi) limitation on sale of assets;
(vii) limitation on other senior subordinated indebtedness; (viii) limitation on guarantees by subsidiaries; (ix) limitation on the creation of any restriction on the ability of the Company's subsidiaries to make distributions; and (x) restriction on mergers, consolidations and the transfer of all or substantially all of the assets of the Company to another person. The Notes were issued under an Indenture dated as of April 4, 1996 by and among the Company and State Street Bank and Trust Company, as trustee (the "Indenture").

         Accounts receivable (net of allowances) were $126,938,000 and $126,622,000 at December 31, 1996 and June 30, 1997, respectively. Estimated settlements due from third party payors aggregated $18,912,000 and $20,244,000 at December 31, 1996 and June 30, 1997, respectively. The number of days sales in accounts receivable and estimated settlements due from third party payors was approximately 78 at December 31, 1996 and 77 days June 30, 1997. The Company changed its fiscal intermediary during the second quarter of 1997 which offset, in part, the overall improved collections experienced in the first half of the year.

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

         In  February  1997,  the  Company   acquired  a  143-bed   facility  in
Catonsville, Maryland. In June, 1997 the Company acquired a Chicago area rehabilitation company. The Company borrowed $9.2 million under its Credit Facility related to these acquisitions. In July 1997, The Company signed an agreement to acquire certain health care assets for a purchase price of $30 million. The Company expects such acquisition to close in September 1997.

         In  the  first  six  months  of  1997,   the  Company   also   borrowed
approximately $10,000,000 under the Credit Facility to fund working capital requirements consisting primarily of planned construction activities.

         The Company's capital expenditures for the year ended December 31, 1996 and the six months ended June 30, 1997 were approximately $22,502,000 and
$16,123,000,   respectively.   The  Company's  currently  planned  1997


capital expenditures of $45,000,000 include funds for upgrading the Company's information systems, expansion of existing facilities and the construction of three new inpatient facilities.

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

         (a)      Exhibits

         The exhibits which are filed with this report, or are incorporated by reference into this report, are set forth on the Exhibit Index which appears on page 14 of this report.

         (b)      Reports on Form 8-K.

                  None


                                  EXHIBIT INDEX

EXHIBIT NO.          DESCRIPTION                                           PAGE


11                   Computation of shares used in determining net          16
                     income per share (Dollars in thousands)

27                   Financial Data Schedule                                17




                                   SIGNATURES



         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED DULY THERETO AUTHORIZED.


                             MARINER HEALTH GROUP, INC.







DATE: August 14, 1997        BY  /s/ David N. Hansen
                                ---------------------------------------

                             David N. Hansen
                             Executive Vice President,
                             Treasurer and Chief Financial Officer
                             (Authorized officer and principal accounting and financial officer)



Exhibit 11:   Computation of shares used in determining net income per share (1)
-----------
                             (Dollars in thousands)

                                                            Six months ended             Three months ended
                                                                June 30,                      June 30,
                                                     -------------------------------------------------------------
                                                         1996            1997            1996             1997
                                                     --------------  ------------   ------------------------------
Net income                                            $      9,569   $    13,819    $     7,524      $     7,066
                                                     ==============  ============   =============    =============

Weighted average shares outstanding                     28,523,796    29,039,332      28,681,350       29,061,638

Shares issuable based on the treasury stock method:
Options                                                    663,843       317,422         648,456          461,700
Warrants                                                    73,539                        73,724
                                                     ==============  ============   =============    =============
                                                        29,261,178    29,356,754      29,403,530       29,523,338
                                                     ==============  ============   =============    =============


 (1) Fully diluted income per share has not been separately presented, as the amounts would not be materially different from primary net income per share.


