Form 10-Q
period 1997-09-30
MARINER HEALTH GROUP INC
filed 1997-11-14
CIK 900304

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED    September 30, 1997
                               -----------------------


                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM _________ to __________

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

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES__X__ NO______

    29,404,907 SHARES OF COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING AT NOVEMBER 11, 1997









                           MARINER HEALTH GROUP, INC.
------------------------------------------------------------------------------

FORM 10-Q - SEPTEMBER 30, 1997
                                      INDEX

PART I   FINANCIAL INFORMATION                                            PAGE

ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS AS OF
                  DECEMBER 31, 1996 AND SEPTEMBER 30, 1997                 3

                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997 AND
                  THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997           4

                  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997            5

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               6-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS            7-12

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  13

EXHIBIT INDEX                                                              14

SIGNATURES                                                                 15

                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                                 December 31,     September 30,
                                                                                                     1996             1997
                                                                                            -----------------------------------
                                           ASSETS
Current assets:
  Cash and cash equivalents                                                                      $      4,616       $    4,572
  Accounts receivable, less allowance for doubtful accounts of $11,872
     and $14,251, respectively                                                                        126,938          127,922
  Estimated settlements due from third-party payors                                                    18,912           24,367
  Prepaid expenses and other current assets                                                             8,880            7,140
  Deferred income tax benefit                                                                          11,008           12,021
                                                                                            -----------------------------------
                                Total current assets                                                  170,354          176,022

Property, plant and equipment, net                                                                    386,425          416,612
Goodwill, net of accumulated amortization of $10,561 and $15,996, respectively                        280,803          301,958
Intangible and other assets, net of accumulated amortization of $5,813
     and $6,200, respectively                                                                          20,991           25,529
Restricted cash and cash equivalents                                                                    2,885            3,039
Deferred income tax benefit                                                                            19,775           19,278
                                                                                            -----------------------------------
                                Total assets                                                       $  881,233        $ 942,438
                                                                                            ===================================
                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt and capital lease obligations                                $   8,030        $  12,722
  Accounts payable                                                                                     31,024           24,667
  Accrued payroll                                                                                       9,944           12,632
  Accrued vacation                                                                                      8,235            9,375
  Other accrued expenses                                                                               41,141           24,251
  Deferred income taxes                                                                                    25               25
  Other liabilities                                                                                     3,801            3,885
                                                                                            -----------------------------------
                                Total current liabilities                                             102,200           87,557

Long-term debt and capital lease obligations,
     less current portion                                                                             415,236          462,786
Deferred income taxes                                                                                  18,073           21,449
Deferred gain                                                                                           1,955            1,840
Other long-term liabilities                                                                            18,981           18,799
                                                                                              ---------------------------------
                                Total liabilities                                                     556,445          592,431
Stockholders' equity
  Common stock, $.01 par value; 50,000,000 shares authorized;  28,978,225 issued and outstanding at December 31, 1996 and
   29,401,621  shares issued and outstanding at September 30, 1997.                                       290              294
  Additional paid-in capital                                                                          312,786          316,541
  Unearned compensation                                                                                   (8)              (2)
  Retained earnings                                                                                    11,720           33,174
                                                                                            -----------------------------------
                                Total stockholders' equity                                            324,788          350,007
                                                                                            -----------------------------------
                                Total liabilities and stockholders' equity                         $  881,233       $  942,438
                                                                                            ===================================

                             See accompanying notes

                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                             Nine months ended                           Three months ended
                                                               September 30,                                September 30,
                                                         ------------------------                    --------------------------
                                                         1996                1997                    1996                  1997
                                                         ----                ----                    ----                  ----

Net patient service revenue                          $   410,389         $   511,266              $  134,699            $  170,199
Other revenue                                              8,145              11,827                   3,052                 3,979
                                                 ----------------     ---------------       -----------------     -----------------
Total operating revenue                                  418,534             523,093                 137,751               174,178
                                                 ----------------     ---------------       -----------------     -----------------


Operating expenses:
Facility operating costs                                 331,543             396,454                 114,035               129,889
Corporate general and administrative                      34,780              37,699                   9,853                13,209
                                                 ----------------     ---------------       -----------------     -----------------
                                                         366,323             434,153                 123,888               143,098
                                                 ----------------     ---------------       -----------------     -----------------

Interest Income                                            (477)               (277)                   (275)                  (70)
Interest Expense                                          18,210              27,862                   7,038                 9,754
Facility rent expense, net                                 2,318               3,274                   1,106                 1,098
Depreciation and amortization                             15,677              19,769                   5,349                 6,662
                                                 ----------------     ---------------       -----------------     -----------------
Total operating expenses                                 402,051             484,781                 137,106               160,542
                                                 ----------------     ---------------       -----------------     -----------------



Income before income taxes                                16,483              38,312                     645                13,636
Provision for income taxes                                 6,593              16,858                     324                 6,001
                                                 ----------------     ---------------       -----------------     -----------------
Net income                                         $       9,890           $  21,454                 $   321            $    7,635
                                                   =============           =========                 =======            ==========



Net income per common and common
equivalent share:


Weighted average common and common
equivalent shares outstanding                         29,384,000          29,720,000              29,573,000            30,214,000
                                                 ================     ===============       =================     =================
                                                                                                                                 .
Net income per common and
common equivalent share                            $        0.34      $         0.72          $         0.01        $         0.25
                                                 ================     ===============       =================     =================



                             See accompanying notes

                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           Nine months ended September 30
                                                                                              1996                 1997
                                                                                        ---------------------------------
Cash flows from operating activities:
Net income                                                                                  $ 9,890             $ 21,454

Adjustments to reconcile net income to cash provided by operating activities:
  Depreciation and amortization                                                              15,677               19,769
  Provision for losses on accounts receivable                                                 2,541                3,665
  Amortization of deferred gain                                                               (125)                (115)
  Non-cash charge for warrants issued                                                           850                    -
  Amortization of deferred financing costs                                                      906                  877
  Charge for abandonment of assets                                                            1,061                    -
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                                         (7,289)             (14,458)
    (Increase) decrease in estimated settlements from third parties                           1,073              (8,455)
    (Increase) decrease in prepaid expenses and other current assets                        (3,851)                1,856
    Increase (decrease) in accounts payable                                                   1,084              (6,401)
    Decrease in accrued liabilities                                                         (3,391)                (986)
    Increase (decrease) in other current liabilities                                        (1,055)                   84
                                                                                   -----------------    -----------------
  Net Cash Provided by Operating Activities                                                  17,371               17,290
                                                                                   -----------------    -----------------

Cash flows used by investing activities:
  Purchase of plant, property and equipment                                                (15,385)             (25,561)
  Cash paid for acquisitions, net of cash acquired                                         (87,679)             (43,408)
  Working capital deficits acquired                                                           4,220                    -
   Deposit on sale of  facility                                                                   -                2,236
Increase in intangible and other assets                                                     (6,985)              (6,974)
                                                                                   -----------------    -----------------
Net Cash Used by Investing Activities                                                     (105,829)             (73,707)
                                                                                   -----------------    -----------------

Cash flows from financing activities:
  Drawings on line of credit borrowings                                                      94,981              180,225
  Proceeds from notes offering                                                              149,666                    -
  Repayments on line of credit                                                            (135,481)            (123,725)
  Repayments of long term debt and capital lease obligations                               (18,599)              (3,738)
  Proceeds from exercise of employee stock options and warrants                               3,854                3,262
  Shares issued under employee stock purchase plan                                              310                  503
  (Increase) decrease in restricted cash                                                        344                (154)
                                                                                   -----------------    -----------------
  Net Cash Provided by Financing Activities                                                  95,075               56,373
                                                                                   -----------------    -----------------

Increase (decrease) in cash and cash equivalents                                              6,617                 (44)
Cash and cash equivalents at beginning of period                                              4,086                4,616
                                                                                   =================    =================
Cash and cash equivalents at end of period                                         $         10,703     $          4,572
                                                                                   =================    =================


Income Taxes Paid                                                                  $         10,277     $         19,906
Interest Paid                                                                      $         10,090     $         24,063



                             See accompanying notes

                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements as of and for the periods ended September 30, 1996 and 1997 are unaudited. All adjustments and accruals have been made which, in the opinion of the management, are necessary for a fair presentation. In addition to normal, recurring adjustments, corporate general and administrative expenses for the first nine months of 1996 included a charge of $6,511,000 composed of $5,661,000 related to the pooling of interests with MedRehab, Inc. ("MedRehab") and a charge of $850,000 for warrants issued in connection with a preferred provider agreement. In the third quarter of 1996, the company increased its reserve for estimated settlements from third party payors by $10,000,000. The additional reserves reduced revenue in the period by $10,000,000. Results of operations for the period ended September 30, 1997 are not necessarily indicative of those expected for any future period.

         In the third quarter of 1997, the Company signed a definitive agreement to acquire Prism Health Group, Inc. ("Prism"), a diversified health services company that provides services in 23 states. The Company increased its revolving credit facility with a syndicate of banks (the "Credit Facility") to $325,000,000 from $250,000,000 in anticipation of the Prism Health Group, Inc acquisition consummated on October 3,1997. The acquisition will be accounted for as a purchase.

2. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared with the assumption that users of the interim financial information have either read or have access to the Company's audited consolidated financial statements for the year ended December 31, 1996. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the Company's December 31, 1996 audited consolidated financial statements have been omitted from these unaudited interim consolidated financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions rules and regulations. Although the
         Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996.

         Certain 1996 financial statement balances have been reclassified to conform with current year presentation.

3.       During  1997,  the  Financial  Accounting  Standards  Board issued FASB
         Statement No. 128, "Earnings Per Share". This standard is designed to improve the Earnings Per Share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. This statement is effective for Financial Statements issued for periods ended after December 15, 1997, including interim periods; earlier application is not permitted. Management expects that the adoption of FAS 128 will have no significant impact on the financial statements for the fiscal year ending December 31, 1997.

         In June 1997 the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purposes financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Management does not believe the implementation of this Statement will have any significant effect on the Company's financial statements.

         In June 1997 the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires that those enterprises report select information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments, which are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for financial statements for periods beginning after December 15, 1997. Management is evaluating this Statement to determine what information will be required to be disclosed.




ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, including statements regarding, among other items, plans and objectives of management, estimates of future financial performance, and anticipated trends in the Company's business and financial performance. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of the factors described in the section entitled "Risk Factors" included in the Company's Annual Report on Form 10-K, as amended with respect to the year ended December 31, 1996 including, among others (i) dependence on reimbursement from third party payors; (ii) changes in the health care industry as a result of political, economic or regulatory influences; (iii) changes in regulations governing the health care industry; (iv) changes in the competitive marketplace; and (v) the ability of the company to manage growth. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact transpire. Therefore, actual results could differ materially from expectations.

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated financial data as percentages of total operating revenue for the three months and nine months ended September 30, 1996 and 1997 and the percentage changes in the dollar amounts of revenues and expenses for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1997.

                                   Nine months             Percentage              Three months              Percentage
                                     ended              Increase(decrease)            ended               Increase (decrease)
                                  September 30    Nine months ended September 30   September 30,     Three months ended September 30

                                 1996      1997        1997   over   1996         1996       1997         1997   over   1996
                                 ----      ----        ----          ----         ----       ----         ----          ----

Revenues:
  Net patient service revenue    98.1  %   97.7  %           (0.4) %              97.8  %     97.7  %       (0.1) %
  Other revenue                   1.9       2.3               21.0 .               2.2         2.3            4.5
                               -------   -------                               --------    --------
  Total operating revenue       100.0     100.0                                  100.0       100.0

Operating and administrative
expenses:
  Facility operating costs       79.2      75.8               (4.3)               82.7        74.5           (9.9)
  Corporate general and           8.3       7.2               (13.3)               7.2         7.6            5.5
administrative

Interest expense                  4.2       5.3                26.2                4.9         5.7            16.3
Facility rent expense, net        0.6       0.6                 -                  0.8         0.6           (25.0)


Depreciation and amortization     3.7       3.8                2.7                 3.9         3.9             -
                               -------   -------               ---             --------    --------            -
Total operating costs and
  administrative expense         96.0      92.7               (3.4)               99.5        92.3           (7.2)
                               -------   -------              -----            --------    --------          -----

Income before income tax
                                  4.0  %    7.3  %            82.5 %               0.5  %      7.7  %       1440.0 %
                               -------   -------                               --------    --------         ------


THREE MONTHS ENDED  SEPTEMBER 30, 1996 AND 1997

         REVENUE. Total operating revenue increased 26% from $137,751,000 during the three months ended September 30, 1996 to $174,178,000 during the three months ended September 30, 1997.

         Net patient service revenue increased by approximately $35,500,000 or 26% from the third quarter of 1996 to the third quarter of 1997. Net patient service revenue includes revenue from basic medical and ancillary services provided by the Company, including rehabilitation, pharmacy, infusion therapy services and the provision of medical equipment and supplies. The increase was the result of the inclusion in 1997 of revenue from 13 facilities acquired after September 30, 1996, opening of additional home health agencies, and increases in revenue per rehabilitation contract. The increase in net patient service revenue without regard to the $10 million reserve in the third quarter of 1996 was $25,500,000 or 19% from the third quarter of 1996.

         Other revenue aggregated $3,979,000 during the quarter ended September 30, 1997. This revenue was generated primarily from the Company's management activities related to subacute care units and facilities and consulting fees generated from services provided to certain rehabilitation clients.

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

         Facility operating costs increased 14% from $114,035,000 in the third quarter of 1996 to $129,889,000 in the third quarter of 1997. These increases were principally the result of the inclusion of expenses for 13 facilities and several home health agencies acquired after September 30, 1996. As a percentage of total operating revenue, these costs aggregated 83% and 75% for the three months ended September 30, 1996 and 1997, respectively.

         CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. Corporate general and administrative expenses include the expenses of the Company's corporate and regional offices, which provide marketing, financial and management services and the expenses associated with managing subacute care units and facilities. These expenses increased 34% from $9,853,000 in the third quarter of 1996 to $13,209,000 in the third quarter of 1997. The increase is primarily attributable to the addition of corporate personnel to support the increased number of facilities and businesses acquired during 1996 and 1997 and investment in management information systems infrastructure.

         As a percentage of total revenue, these expenses were approximately equal to 7% and 8% for the three months ended September 30, 1996 and 1997, respectively.

         INTEREST EXPENSE Interest expense increased 39% from $7,038,000 in the third quarter of 1996 to $9,754,000 in the third quarter of 1997. This increase was the result of interest related to increased borrowings under the Credit Facility (as defined) used to fund acquisitions of facilities and businesses acquired after the third quarter of 1996.

         RENT EXPENSE, NET. Rent expense decreased 1% from $1,106,000 in the third quarter of 1996 to $1,098,000 in the third quarter of 1997. This expense is primarily comprised of rental payments on a facility leased under a sale/leaseback arrangement and facilities leased in connection with the CSI, 1996 Florida Acquisition and Allegis transactions.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 25% from $5,349,000 in the third quarter of 1996 to $6,662,000 in the third quarter of 1997. This increase is primarily attributable to the facilities and businesses acquired after the third quarter of 1996.

         PROVISION FOR INCOME TAX. The effective tax rate for the third quarter of 1996 and 1997, was 50% and 44% respectively. During 1996, Mariner's tax rate reflected the reversal of a valuation allowance on certain deferred tax assets. The Company currently expects its effective tax rate will be approximately 45% in 1997 due to certain book-tax differences, primarily non-deductible amortization of goodwill.

         NINE MONTHS ENDED SEPTEMBER 30, 1997

         REVENUE. Total operating revenue increased 25% from $418,534,000 during the first nine months of 1996 to $523,093,000 in the first nine months of 1997.

         Net patient service revenue increased by approximately $100,877,000 or 24% from the first nine months of 1996 to the first nine months of 1997. The increase was primarily the result of the inclusion in 1997 of revenue from 13 facilities acquired since September 1996, as well as increases in revenue per rehabilitation contract. The increase in net patient service revenue without regard to the $10 million reserve in the third quarter of 1996 was $90,877,000 or 22% from the first nine months of 1996.

         Other revenue aggregated $11,827,000 during the nine months ended September 30, 1997. This revenue was generated primarily from the Company's management activities related to subacute care units and facilities and consulting fees generated from services provided to certain rehabilitation clients.


         FACILITY OPERATING COSTS. Facility operating costs increased 20% from $331,543,000 in the first nine months of 1996 to $396,454,000 in the first nine months of 1997. These increases were principally the result of the inclusion of expenses for 13 facilities acquired after the third quarter of 1996. As a percentage of total operating revenues, these costs aggregated 79% and 76% in the first nine months of 1996 and 1997, respectively.

         CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. Corporate general and administrative expenses increased 8% from $34,780,000 in the first nine months of 1996 to $37,699,000 in the first nine months of 1997. The increase is primarily attributable to the addition of corporate personnel to support the increased number of facilities and businesses acquired during 1996 and 1997 and investment in management information systems infrastructure.

         During the first quarter of 1996, these expenses included a charge of $6,511,000 composed of $5,661,000 related to the pooling of interests with MedRehab and a charge of $850,000 for warrants issued in connection with a preferred provider agreement.

         As a percentage of total operating revenues, these expenses were approximately 8% and 7% in the first nine months of 1996 and 1997, respectively.

         INTEREST EXPENSE Interest expense increased 53% from $18,210,000 in the first nine months of 1996 to $27,862,000 in the first nine months of 1997. This increase was the result of interest on the Notes issued in April 1996 and borrowings used primarily to fund acquisitions of facilities and businesses acquired after the third quarter of 1996.


         RENT EXPENSE, NET. Rent expense increased 41% from $2,318,000 in the first nine months of 1996 to $3,274,000 in the first nine months of 1997. This expense is related to a facility leased under a sale/leaseback arrangement and facilities leased in connection with the CSI, 1996 Florida Acquisition and Allegis transactions. The increase is primarily attributable to an increase in leased facilities related to the Allegis transaction consummated on October 1, 1996.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 26% from $15,677,000 in the first nine months of 1996 to $19,769,000 in the first nine months of 1997, principally as the result of the addition of facilities and businesses acquired after the third quarter of 1996.




LIQUIDITY AND CAPITAL RESOURCES

         Mariner has financed its operations, acquisitions and capital expenditures primarily from cash provided by operations and proceeds from security issuances and borrowings. As of September 30, 1997, working capital and cash and cash equivalents were $88,465,000 and $4,572,000, respectively.

         Mariner has a $325,000,000 senior secured revolving credit facility with a syndicate of banks (the "Credit Facility"). The credit facility was increased from $250,000,000 to $325,000,000 in anticipation of the Prism Health Group, Inc. acquisition consummated on October 3, 1997. As of December 31, 1996 and September 30, 1997, principal balances outstanding under the Credit Facility were approximately $132,000,000 and $188,500,000 respectively, and letters of credit outstanding under this facility were $5,499,000 and $6,554,000, respectively. Mariner has used, and intends to continue to use, borrowings under the Credit Facility to finance the acquisition and development of additional subacute care facilities and related businesses, and for general corporate purposes, including working capital. Mariner's obligations under the Credit Facility are collateralized by a pledge of the stock of its subsidiaries and are guaranteed by all of the Company's subsidiaries. In addition the Credit Facility is secured by mortgages on certain of the Company's inpatient facilities, leasehold mortgages on certain inpatient facilities leased by the Company, and security interests in certain other properties and assets of the Company and its subsidiaries. The Credit Facility matures on April 30, 1999 and provides for prime or LIBOR-based interest rate options. The borrowing availability and rate of interest varies depending upon specified financial ratios. The Credit Facility also contains covenants which, among other things, require the Company to maintain certain financial ratios and impose certain limitations or prohibitions on the Company with respect to the incurrence of indebtedness, liens and capital leases; the payment of dividends on, and the redemption or repurchase of, its capital stock; investments and acquisitions, including acquisitions of new facilities; the merger or consolidation of the Company with any person or entity and the disposition of any of the Company's properties or assets.

         On April 4, 1996, the Company sold $150,000,000 aggregate principal amount of its 9-1/2% Senior Subordinated Notes due 2006 ("the Notes"). The Notes mature on April 1, 2006. The Notes are uncollateralized senior subordinated obligations of Mariner and, as such, are subordinated in right of payment to all existing and future senior indebtedness of Mariner, including indebtedness under the Credit Facility. From the net proceeds of approximately $144,456,000 from the sale of the Notes, $131,000,000 was used to repay all then outstanding indebtedness under the Credit Facility (including interest and certain other fees) and the remainder was used to pay a portion of the purchase price for the 1996 Florida Acquisition (defined below). The Notes contain certain covenants, including, among other things, covenants with respect to the following matters:
(i) limitation on indebtedness; (ii) limitation on restricted payments; (iii) limitation on the incurrence of liens; (iv) restriction on the issuance of preferred stock of subsidiaries; (v) limitation on transactions with affiliates;
(vi) limitation on sale of assets; (vii) limitation on other senior subordinated indebtedness; (viii) limitation on guarantees by subsidiaries; (ix) limitation on the creation of any restriction on the ability of the Company's subsidiaries to make distributions; and

(x) restriction on mergers, consolidations and the transfer of all or substantially all of the assets of the Company to another person. The Notes were issued under an Indenture dated as of April 4, 1996 by and among the Company and State Street Bank and Trust Company, as trustee (the "Indenture").

         Accounts receivable (net of allowances) were $126,938,000 and $127,922,000 at December 31, 1996 and September 30, 1997, respectively. Estimated settlements due from third party payors aggregated $18,912,000 and $24,367,000 at December 31, 1996 and September 30, 1997, respectively. The number of days sales in accounts receivable and estimated settlements due from third party payors was approximately 78 at December 31, 1996 and 80 days September 30, 1997. The Company changed its fiscal intermediary during the second quarter of 1997 and is experiencing processing delays related to its estimated settlements which offset the overall improved collections experienced in the first nine months of the year.

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

         In February 1997, the Company acquired a 143-bed facility in Catonsville, Maryland. In June, 1997, the company acquired a Chicago area Rehabilitation Company. In September 1997, the Company acquired three skilled nursing facilities with a total of 444 beds in the Baltimore metropolitan area. The Company borrowed $39.2 million under its Credit Facility related to the financing of these acquisitions.


         Also in September, the Company signed a definitive agreement to acquire Prism Health Group, Inc., a diversified health services company based in Boston, MA with locations in twenty-three states. The acquisition was completed on October 3, 1997. The Company borrowed approximately $92 million under its Credit Facility to fund this acquisition.

         In  the  first  nine  months  of  1997,   the  Company  also   borrowed
approximately $15,000,000 under the Credit Facility to fund working capital requirements consisting primarily of planned construction activities.

         The Company's capital expenditures for the year ended December 31, 1996 and the nine months ended September 30, 1997 were approximately $22,502,000 and $25,600,000, respectively. The Company's currently planned 1997 capital expenditures of $40,000,000 include funds for upgrading the Company's information systems, expansion of existing facilities and the construction of three new inpatient sites.

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

         (b)      Reports on Form 8-K.

                  None



                                  EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION                                                  PAGE
-----------                         -----------                                                  ----


11                                  Computation of shares used in determining net                 16
                                    income per share (1) (Dollars in thousands)

27                                  Financial Data Schedule                                       17



                                   SIGNATURES




         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED DULY THERETO AUTHORIZED.


                                           MARINER HEALTH GROUP, INC.







DATE  Nov. 14, 1997                        BY /s/ David N. Hansen
     ---------------                         ------------------------------
                                           David N. Hansen
                                           Executive Vice President,
                                           Treasurer and Chief Financial Officer
                                           (Authorized officer and principal
                                            accounting and financial officer)




