Form 10-K
period 1997-12-31
MARINER HEALTH GROUP INC
filed 1998-03-31
CIK 900304

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

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

                  For the fiscal year ended December 31, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from             to             .

                         Commission file number 0-21512

                           MARINER HEALTH GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                  06-1251310
      (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

          1881 WORCESTER ROAD
            FRAMINGHAM, MA                                  01701
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

                           YES  [X]          NO  [ ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock, $.01 par value, of the registrant held by non-affiliates of the registrant as of March 23, 1998 (computed based on the closing price of such stock on The Nasdaq National Market on March 23, 1998) was $465,846,287.

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of March 23, 1998 was 29,577,542 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents, or indicated portions thereof, have been incorporated herein by reference:

     1. Specifically identified information in the Registrant's definitive proxy statement for its annual meeting of stockholders which is currently expected to be filed with the Securities and Exchange Commission within 120 days of December 31, 1997 and is incorporated by reference into Part III hereof.
================================================================================

ITEM 1.  BUSINESS

     Mariner Health Group, Inc. ("Mariner" or the "Company") is a leading provider of outcomes-oriented, post-acute health care services in selected markets, with a particular clinical expertise in the treatment of short-stay subacute patients in cost-effective alternate sites. The Company's services and products include pre-acute care, inpatient care, comprehensive inpatient and outpatient rehabilitation services, medical services and products (including institutional and home pharmacy services, respiratory and infusion therapy and durable medical equipment), home care and physician services, hospital unit management and rehabilitation staffing. By providing this continuum of care in selected markets, the Company believes that it will be better able to maintain quality of care and control costs while coordinating the treatment of patients from the onset of illness to recovery. The Company seeks to cluster facilities and other post-acute health care services around large metropolitan areas and major medical centers with large acute care hospitals from which to generate post-acute admissions. Mariner currently operates or manages 94 inpatient facilities and 39 hospital skilled nursing facilities or units with an aggregate of approximately 13,304 beds, 42 outpatient rehabilitation clinics and, as of February 28, provides contract rehabilitation services within 471 skilled nursing facilities.

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

MARINER'S STRATEGY

     Mariner's goal is to be a low cost provider of high-quality, post-acute health care services in its markets with a particular emphasis on short-stay subacute patients. The Company believes that being the lowest cost provider will significantly enhance its ability to respond to potential changes in reimbursement programs and managed care competition, including its ability to contract with payors on a case rate or capitated basis.

     Mariner's strategies to achieve this goal include the following:

     Patient-Focused Programmatic Care: Mariner has developed standardized clinical programs based on defined protocols to address the medical requirements of large groups of patients with similar diagnoses in a high-quality, cost-effective manner at alternate site treatment settings. Each clinical program incorporates an interdisciplinary approach to care and treatment with an intense focus on rehabilitation and lifestyle retraining with the goal of guiding patients to the best possible recovery in the shortest period of time and improving patients' overall functional ability. The Company has also designed its MarinerCare programs to include home health care. The Company believes that careful adherence to these clinical programs enables it to better produce consistent clinical and financial outcomes for patients and payors and to implement clinical programs consistently in all its sites.

     Outcomes and Case Management: The ability to measure clinical and financial outcomes is central to Mariner's delivery of care. Mariner has implemented a program to measure patients functional ability on admission, at discharge and, for certain patients, six weeks after discharge. Each patient's rehabilitation potential is evaluated using a standardized measurement system, which rates a patient's independence in performing a number of basic activities of daily living. This rating system permits Mariner to initially assess whether the patient will benefit from the Company's programs, document the severity of a patient's initial impairment and measure the outcome and cost of the patient's recuperation. Using a case management approach, a patient's progress is continually monitored so that the appropriate level of care is being delivered at the right time and in the appropriate setting under the applicable clinical program. Mariner believes that its standardized approaches to delivering care and measuring outcomes are particularly attractive to managed care organizations and large third-party payors because they facilitate such organizations' and payors' increasing desire to be provided with outcomes data in order to manage and contain costs. The Company spent approximately $6,100,000 in 1997 and currently plans to spend approximately $9,000,000 in 1998 to upgrade its information systems in order to enhance its ability to collect clinical and financial outcomes information on a timely basis.

     Regional Post-Acute Networks of Care: Mariner is organized into five regions: Florida, Northeast, Central, Mid-Atlantic and Southwest. By providing directly a broad continuum of care within a region, Mariner positions itself to coordinate the treatment of patients from the onset of illness to recovery. By providing this continuum of care in selected markets, the Company believes that it will be better able to maintain quality of care, control costs and attract managed care organizations and third-party payors.

     Partnering with Key Referral Sources: Utilizing its standardized clinical programs, regional post-acute networks of care and outcomes management approach, Mariner seeks to allow patients and payors to coordinate all of their post-acute health care with Mariner. By establishing relationships with physicians, payors and managed care organizations, as well as skilled nursing facilities and other traditional health care providers, the Company seeks to position itself to provide care for patients who would benefit from Mariner's clinical programs and to contract with payors on a case rate or capitated basis.

     Commitment to Employee Training: The Company's success depends on its ability to deliver standardized services throughout its markets and to maintain a high quality level of care. Thus, Mariner is committed to an on-going training process designed to ensure the integrity and consistency of its clinical programs.

     Market Driven Development: The Company introduces its clinical programs in strategically selected metropolitan areas throughout the United States. Mariner targets areas with strong demand for its services and the potential for the Company to establish relationships with leading local health care providers and payors. The Company typically establishes a presence in a market by acquiring, leasing or managing one or more inpatient facilities. Once Mariner enters a target market, it seeks to establish other sites and expand the range of health care services it provides in that market.

     As part of its expansion strategy, Mariner may acquire additional health care facilities and businesses. Acquisition candidates include individual inpatient facilities, businesses that operate multiple inpatient facilities and other health care services businesses. The Company continuously identifies and evaluates acquisition candidates and in many cases engages in discussions and negotiations regarding potential acquisitions or dispositions. There can be no assurance that any of the Company's discussions or negotiations will result in an acquisition or dispositions. Further, if Mariner makes any acquisitions, there can be no assurance that it will be able to operate any acquired facilities or businesses profitably or otherwise successfully implement its expansion strategy.

MARINER CLINICAL PROGRAMS AND SERVICES

  MarinerCare(R) Programs

     Each MarinerCare(R) program is designed to address the medical requirements of a large group of patients with similar diagnoses in a high-quality, cost-effective manner. MarinerCare(R) programs are inpatient short-stay regimens based on defined protocols and utilize various medical services provided by Mariner. These programs are focused on the needs of patients who are recuperating from a major injury, surgery or illness, and incorporate specific patient admission, evaluation and discharge criteria and standardized treatment protocols and regimens, which have been developed over several years based on the Company's clinical experience. Using these criteria, the Company evaluates which patients would benefit most from its programs prior to their admission. Upon admission, a care plan and projected discharge date are established for each patient.

Throughout a patient's inpatient stay, the Company carefully monitors and evaluates the patient's progress and makes adjustments to the patient's treatment. Educating patients regarding their ailments and treatments also comprises a part of each program. MarinerCare(R) programs typically involve inpatient treatment periods of 20 to 45 days. At its inpatient facilities, the Company offers a mix of MarinerCare(R) programs tailored to serve the demands of the local markets. In the facilities it acquires, the Company intends to focus increasingly on treating subacute patients and implementing appropriate MarinerCare(R) programs or other clinical programs.

     The Company currently offers the following MarinerCare(R) programs:

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

     Medically Complex. Under this program Mariner treats patients with medical complications that prolong their recuperative period from a major illness. These secondary complications must be resolved or brought under control before their primary diagnosis can be addressed. These patients typically require many ancillary services and therapies. The goal of this program is to return patients to their homes with or without support services or to have them re-enter an acute care hospital for additional surgery or treatment.

  Mariner Rehabilitation Programs

     Mariner rehabilitation programs are designed to assist skilled nursing facilities in providing comprehensive rehabilitation services and in attracting patients who would benefit from these services. The Company provides a contracting facility with the physical, occupational and speech therapists necessary to provide comprehensive rehabilitation services to the facility's patients. In selected facilities the Company also provides MarinerCare(R) rehabilitation programs which include case management and quality assurance services, as well as coordination of admissions functions with key referral services. The Company also offers consulting services regarding managed care reimbursement and cost containment strategies to these facilities. By utilizing Mariner's rehabilitation programs, the Company believes that skilled nursing facilities are able to offer a cost effective rehabilitation program which will make the facilities service package more attractive to managed care organizations. The Company provides rehabilitation programs for 471 skilled nursing facilities.

     In implementing a facility's rehabilitation programs, therapists screen each patient in the facility to assess and identify those with functional problems. A therapist, together with the patient's attending physician and staff of the facility, designs a plan of care with specific long and short-term goals. Therapists with specializations appropriate for the patient's condition meet with the patient on a regular basis and render the prescribed rehabilitation services. The Company's therapists assist the facility in working with local hospitals, payors and managed care organizations to identify and admit patients who can benefit from the facility's rehabilitation services. Services are typically rendered in a dedicated room located in the facility which is equipped with rehabilitation equipment.

     In addition to providing comprehensive rehabilitation services at its inpatient facilities and other skilled nursing facilities, the Company operates 42 outpatient rehabilitation clinics located primarily in metropolitan areas. These clinics provide routine physical and occupational therapy to patients who suffer from occupational, athletic or other injuries and are capable of being treated on an outpatient basis. The Company also manages several pediatric programs, provides temporary staffing to schools, and provides therapists to clinics.

  Other Inpatient Services

     In Mariner's inpatient facilities, all patients receive basic medical services including nursing care, special diets, nutrition supplements and various medical equipment. Inpatient care is provided by registered nurses, licensed practicing nurses and certified nurses aides under the supervision of a Director of Nursing. Each facility also contracts with a local licensed physician to serve as its medical director, and establishes relationships with a number of independent local specialists, who are available to care for the facility's patients. Each of Mariner's facilities provides a broad range of case management services over the course of treatment, including, as appropriate, admission into the Company's MarinerCare(R) programs, ongoing medical evaluation, social service needs, specialty equipment requirements, outcomes measurement, discharge planning and arrangement for home care.

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

SOURCES OF REVENUE

     The following table sets forth certain information relating to the sources of Mariner's revenue for the periods indicated:

                                                       YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------------
                                             1995               1996               1997
                                        ---------------    ---------------    ---------------
                                           $         %        $         %        $         %
                                        --------    ---    --------    ---    --------    ---
                                                       (DOLLARS IN THOUSANDS)
Private Payors(1).....................  $177,479     50%   $221,446     37%   $248,471     34%
Medicare..............................   102,713     29     217,271     37     260,296     35
Medicaid..............................    74,614     21     152,092     26     224,709     31
                                        --------    ---    --------    ---    --------    ---
          Total.......................  $354,806    100%   $590,809    100%   $733,476    100%
                                        ========    ===    ========    ===    ========    ===

---------------
(1) Includes indemnity insurers, health maintenance organizations, employers individuals and other non-governmental payors, payments from skilled nursing facilities for services performed under rehabilitation management programs, and revenue classified as "other revenue."

     The sources and amounts of Mariner's patient revenues are determined by a number of factors, including the capacities of its facilities, occupancy rate, the mix of patients and the rates of reimbursement among payor categories (private payors, Medicare and Medicaid). Patient length of stay is critical to the level of reimbursement Mariner receives for each patient. Shorter-term patients generally have a larger number of potential payors than do longer-term patients, who generally depend to a greater extent on Medicaid. Reimbursement levels generally are linked to the level of care provided, and short-stay recuperating patients typically are more medically demanding, have higher acuity levels and require greater ancillary services. In addition, Medicare and, in certain cases, private payors, typically cease reimbursement after defined lengths of stay or levels of expenditure, following which Mariner is generally dependent on the patient's own resources or Medicaid for reimbursement. Once admitted, a patient can be discharged involuntarily only for limited reasons under Federal and state laws, which generally do not include payor source.

     The Company's rehabilitation program contracts typically have a term of one year but frequently include automatic renewals and in general are terminable on notice of 30 to 90 days by either party. Under certain contracts, Mariner bills Medicare or another third-party payor directly. Under other contracts, the Company is compensated on a fee for service basis and in general directly bills the skilled nursing facility, which in turn receives reimbursement from Medicare, Medicaid, private insurance or the patient. Mariner recognizes payments under these latter contracts as payments from private payors. Under these latter contracts, Mariner also generally indemnifies its customers against reimbursement denials by third-party payors for services provided by Mariner at costs in excess of reasonable costs in such customer's market area. In addition, Mariner generally indemnifies its customers against reimbursement denials by third-party payors for services determined not to be medically necessary. Mariner has established internal documentation standards and systems to minimize denials and typically has the right to appeal denials at its expense. However, in January, 1998, the Health Care Finance Administration ("HCFA") published new salary equivalency guidelines. These guidelines, which are effective April 1, 1998, will be used by Medicare fiscal intermediaries to determine the maximum allowable costs for rehabilitation services. Mariner is currently evaluating the effects of these new guidelines. There can be no assurance that the impact of these guidelines will not have a material adverse effect on the Company's business and result of operations.

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

     Medicare. Under Medicare, the Federal government provides payment for skilled nursing care, room and board therapies, drugs supplies and other subacute services provided by Mariner to eligible patients (generally, those over age 65 and certain disabled persons). Medicare patients are subject to a 20% co-payment, all or some of which may be paid by private payors, Medicaid, Medigap insurance or the patient. Medicare generally does not provide reimbursement for inpatient stays beyond the first 100 days, but may provide reimbursement for certain therapies and supplies. Medicare provides Mariner with interim payments during the year, which are subject to later adjustment to reflect actual allowable costs. These costs include the reasonable direct and indirect costs (including depreciation interest and overhead) of the services furnished at Mariner's inpatient facilities subject to prospectively determined ceilings on routine operating costs except when the facility is granted an exception for the delivery of atypical services. Medicare does not pay a rate of return on equity capital. See "Government Regulation."

     After the first three full years of a facility's operation, Medicare reimbursement of routine operating costs is subject to a cap which is related to regional health care costs. Mariner has received an atypical services exception for certain of its facilities, which allows payment of the costs over the ceiling. This exception requires annual Federal approval.

     The Balanced Budget Act of 1997 (the "Balanced Budget Act") provides for a significant change in Medicare reimbursement to many types of providers including the Company. Skilled nursing facilities will receive a fixed payment based on their historic costs and a federally calculated rate adjusted for regional usage variations. The federal rates have not yet been established or published. This payment will not be cost settled and will commence July 1, 1998 and later to coincide with the facilities' Medicare fiscal year. See "Government Regulation."

     Under arrangements in which the Company bills a skilled nursing facility for its rehabilitation services on a fee for service basis, Medicare reimburses the facility based on a reasonable cost standard. Specific guidelines exist for evaluating the reasonable cost of physical, occupational and speech therapy services. Medicare applies salary-equivalency guidelines in determining the reasonable cost of physical therapy services, which is the cost that would be incurred if the therapist were employed by a nursing facility, plus an amount designed to compensate the provider for certain general and administrative overhead costs. HCFA has published salary equivalency guidelines for all therapies furnished under these types of arrangements. The guidelines are applicable for services furnished after April 1, 1998. In addition, Mariner provides certain services between subsidiary companies, some of which are charged at cost and others of which are charged at market rates. Subject to certain exceptions, Medicare's "related party rule" generally requires that services between subsidiary Companies or other entities deemed to be related under the rule be charged at cost. Mariner believes that the services that are charged at market rates qualify for an exception to Medicare's related party rule. There can be no assurance, however, that HCFA will accept Mariner's position and the Medicare reimbursement received for such services may be subject to audit and recoupment in future years. In the event HCFA does not agree with the Company's position, this may result in a reduction in reimbursements in the future periods, and may have a material adverse effect on the Company's business and results of operations.

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

     During 1996 and continuing in 1997, the Company observed a nationwide change in the practices of its Medicare fiscal intermediaries which, on behalf of HCFA, have begun to aggressively and retrospectively change their position on previously approved costs. This change includes the reclassification of costs from reimbursable to non-reimbursable and the challenging of payment for costs which had traditionally been approved. In response to these challenges of the payment of Medicare costs the Company changed its estimate of required reserves and provided an additional $10,000,000 reserves in 1996 for potential lower levels of Medicare reimbursement. While the Company believes the amount of its current reserves to be sufficient, there can be no assurance that this amount will be adequate in the future if there is an additional change in the practices of Mariner's fiscal intermediaries. Accordingly, Mariner may increase the amount of its reserve based on the practices of its fiscal intermediaries in the future. Any such increase would adversely effect Mariner's results of operations.

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

     Audits, Settlements and Reserves. Under current reimbursement regulations, funds received under Medicaid and Medicare programs are subject to audit with respect to proper application of the various payment formulas. These audits can result in retroactive adjustment of payments received from the program, resulting in either amounts due to the government agency from Mariner or amounts due Mariner from the government agency. As a result of certain issues raised by audits, in the third quarter of 1996, the Company changed its estimate of required reserves and provided an additional $10,000,000 reserves on its estimated settlements from third party payors. There can no assurance that there will not be additional material adjustments in the future.

MARKETING AND PATIENT ADMISSION

  Inpatient Facilities

     In marketing MarinerCare(R) programs, the Company pursues a two-tiered strategy. It markets its facilities, programs and services, first to payors and managed care organizations at the corporate level and, second, to professionals responsible for discharging patients at local hospitals at the facility level. At the corporate level, Mariner's sales personnel seek to establish relationships with payors and managed care organizations, who are increasingly important sources of referrals for subacute patients. The Company develops contractual relationships with such payors and organizations on a local, regional and national basis.

     Each facility maintains admissions coordinators who develop admissions goals based on the availability of resources for each of its MarinerCare(R) programs and who call on acute care hospitals to evaluate patients for admission to Mariner's facilities. The admissions coordinators work closely with hospitals, payors and managed care organizations to educate them about the Company's facilities, programs and services and to determine which patients would benefit from the Company's programs. Patients admitted to Mariner's facilities are generally discharged to the facility from general acute care hospitals.

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

QUALITY ASSURANCE

     Mariner has developed a comprehensive quality assurance program at all of its facilities and units. This program seeks to ensure that each site meet Mariner's standards, which include comprehensive training requirements and satisfactory results on patient satisfaction surveys. Mariner's quality assurance program includes a training program for all new Mariner employees and periodic training programs for clinical personnel. Mariner believes that its utilization of standardized protocols facilitates its clinical staffs' training and skill retention.

     Mariner has developed a patient satisfaction questionnaire which is included in each patient's discharge package. Facility administrators' performance reviews and bonuses are dependent in part upon the results of the facility's quality as measured by regulatory surveys and its patient and family satisfaction questionnaires.

FACILITIES

     The following table provides information by state about each of the facilities owned, leased and managed by the Company as of March 23, 1998:

                                                                               MANAGED
                                 OWNED FACILITIES   LEASED FACILITIES   FACILITIES AND UNITS          TOTAL
                                ------------------  ------------------  ---------------------  -------------------
                                FACILITIES   BEDS   FACILITIES   BEDS   FACILITIES      BEDS   FACILITIES    BEDS
                                ----------   -----  ----------   -----  -----------    ------  ----------   ------
Florida Region
  Florida.....................      16       1,933       9       1,128       8           739       33        3,800
Southwest Region:
  California..................      --          --      --          --       1            11        1           11
  Colorado....................      --          --       2         237       1            12        3          249
  Kansas(2)...................       1         101      --          --      --            --        1          101
  Oklahoma....................      --          --       1         161       2            21        3          182
  Texas(1)....................       6         952       5         685      11           289       22        1,926
Northeast Region:
  Connecticut.................       2         250       1          90      --            --        3          340
  Massachusetts...............       6         748      --          --      11         1,168       17        1,916
Mid-Atlantic Region:
  District of Columbia........      --          --      --          --       1            19        1           19
  Delaware....................      --          --      --          --       1            99        1           99
  Maryland(1).................      10       1,635       3         576       6           264       19        2,475
  New Jersey..................      --          --      --          --       6           280        6          280
  Pennsylvania................       2         205      --          --       1            32        3          237
  Virginia....................      --          --      --          --       1            60        1           60
  West Virginia...............       1         186      --          --      --            --        1          186
Central Region:
  Georgia.....................       1         165      --          --      --            --        1          165
  Illinois....................       1         120      --          --      --            --        1          120
  Indiana.....................      --          --      --          --       1            24        1           24
  Louisiana...................      --          --      --          --       2            25        2           25
  Nevada......................      --          --      --          --       3            63        3           63
  North Carolina..............       1         150      --          --      --            --        1          150
  Ohio........................       1          93      --          --       1            12        2          105
  South Carolina..............       3         308      --          --      --            --        3          308
  Tennessee...................       2         210       2         253      --            --        4          463
                                    --       -----      --       -----      --         -----      ---       ------
     Totals...................      53       7,056      23       3,130      57         3,118      133       13,304
                                    ==       =====      ==       =====      ==         =====      ===       ======

---------------
(1) Three facilities in Maryland, one in North Carolina and one in Texas are owned under joint venture arrangements.

(2) This facility is under contract for sale.

     The Company owns an 80,000 square foot building located in New London, Connecticut. The Company also leases approximately 31,000 square feet in Framingham, Massachusetts that serve as its executive offices. The Company's other leases are generally long-term. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 of this Report.

SIGNIFICANT DEVELOPMENTS

1997

     1997 Facility Acquisition. During 1997, the Company acquired four skilled nursing facilities with a total of 587 beds in the Baltimore metropolitan area for a total purchase price of approximately $37,000,000 (the "1997 Facility Acquisitions"). The Company borrowed approximately $37,000,000 under its Credit Facility to finance these acquisitions. Goodwill of $22,000,000 was recorded in connection with these acquisitions.

     Prism and Related Rehabilitation Transaction. In October 1997, the Company completed its merger with Prism Health Group, Inc. (the "Prism Merger"). All of the issued and outstanding shares of Prism capital stock were converted into the right to receive an aggregate of approximately $84,300,000 in cash. In connection with the Prism Merger the Company also repaid approximately $9,500,000 in assumed debt and paid expenses of approximately $700,000 prior to the closing. Goodwill of approximately $91,000,000 was recorded in connection with this transaction. The Company borrowed approximately $94,500,000 under its Credit Facility to finance the Prism Merger.

     In June, 1997, the Company also acquired another rehabilitation company for a total purchase price of approximately $15,403,000. The Company made an initial payment of $2,000,000 and in 1998 paid an additional $3,135,000. These amounts were funded under the Company's Credit Facility. In addition, the Company entered into a three year, 7% interest bearing Note for $5,134,000. The Company also agreed to pay the remaining $5,134,000 in contingent consideration over the next three years provided certain financial targets were met. Goodwill of $2,552,000 was recorded in connection with this transaction.

     Joint Ventures. The Company entered into three joint venture arrangements in connection with three of its facilities located in Maryland and North Carolina. The Company retained a 50% interest in two of the facilities and 60% in the third facility. The Company received a total of $5,349,000 of capital contributions from its joint venture partners and recognized a gain of approximately $1,659,000 from these transactions.

     Dispositions. During 1997, the Company sold two nursing facilities which were located in non-strategic locations. The Company received approximately $4,890,000 from the sale of these facilities and recognized a pretax loss of $4,579,000. In 1997, the two facilities generated an aggregate of $6,854,000 and $550,000 of revenue and income from operations, respectively.

     Additionally, during the course of 1997, Mariner commenced operation of several new home health agencies in Florida and other states.

1996

     The Transactions With Convalescent Services, Inc. On January 9, 1995, the Company, Convalescent Services, Inc. ("CSI"), CSI's stockholders (the "CSI Stockholders") and certain of their affiliates entered into certain agreements governing the merger (the "CSI Merger") of Blue Corporation, a Georgia corporation and wholly owned subsidiary of the Company, with and into CSI and the acquisition of certain related assets. CSI operated subacute-oriented skilled nursing facilities that provided restorative nursing care and specialty medical services, including rehabilitation programs, respiratory therapy, infusion therapy, wound care treatment and Alzheimer disease management. The Company acquired 25 skilled nursing facilities, one rehabilitation hospital and one continuing care retirement community, with an aggregate of 3,801 beds in connection with this transaction. On January 2, 1996 the CSI Merger was consummated.

     Premier. In January 1996, Mariner entered into an agreement to be the preferred provider of subacute services to Premier, which is one of the largest hospital-health care alliance in the United States. As the preferred subacute provider, Mariner may contract individually with member hospitals and systems to provide subacute services Pursuant to this arrangement, a Premier affiliate was granted warrants to purchase 210,000 shares of Mariner Common Stock at an exercise price of $11.375 per share, as well as warrants to purchase up to an additional 1,890,000 shares of Mariner Common Stock over a five-year period depending on the performance of the arrangements between Mariner and Premier-affiliated facilities. None of such performance based warrants became exercisable in fiscal 1996 and 1997. The Company recorded a charge of approximately

$850,000 in the first quarter of 1996 as a result of the 210,000 warrants granted. The Company will receive management fees under the agreements it enters with Premier-affiliated facilities based on a percentage of such facility's revenues specified in the agreement.

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

     Jacksonville Facility. On October 1, 1996, the Company acquired a 163-bed facility in Jacksonville, Florida. The total purchase price was $9,850,000. Mariner funded the purchase price by assuming two US Department of Housing and Urban Development ("HUD") mortgages in the aggregate principal amount of approximately $4,236,000. The Company borrowed $6,500,000 under its Credit Facility to fund the remainder of the cash price and to replace reserves required by the HUD mortgage agreements.

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

     For certain information regarding completed acquisitions, including those describe above, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 of this Report.

General

     As part of its expansion strategy, Mariner may acquire additional health care facilities and businesses. Potential acquisition candidates include individual inpatient facilities, businesses that operate multiple inpatient facilities, rehabilitation companies and other health care services businesses. In addition, the Company continuously identifies and evaluates potential acquisition candidates, evaluates strategic divestitures and in many cases engages in discussions and negotiations regarding potential acquisitions and dispositions. There can be no assurance that any of the Company's discussions or negotiations will result in an acquisition or a disposition. Further, if Mariner makes any acquisitions, there can be no assurance that it will be able to operate any acquired facilities or businesses profitably or otherwise successfully implement its expansion strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" found in Item 7 to this Report.

COMPETITION

     Mariner's subacute care facilities compete primarily on a local and regional basis with other skilled care providers, including general and chronic care hospitals, skilled nursing facilities, assisted living facilities, rehabilitation centers and other subacute care providers. Many of such providers currently have underutilized facilities and are expanding into subacute care by converting some or all of such facilities to subacute care. In particular, a number of nursing care facilities and general acute care hospitals are adding subacute care units. In addition, a number of services provided by the Company compete with services traditionally provided by general acute care hospitals, rehabilitation facilities and other providers. Some competing providers have greater financial resources than those of the Company or may operate on a non-profit basis or as charitable organizations. The degree of success with which Mariner's facilities compete varies from location to location and depends on a number of factors. The Company believes that the programs and quality of care provided, the reputation of its facilities and the level of its charges for services are significant competitive factors. Mariner seeks to meet competition through its patient focus and the relatively low cost of its programs.

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

     Mariner's medical services business and home health business face broad based competition from both large institutional providers as well as regional and local providers. In addition, several states do not require a certificate of need to operate home health agencies, thereby causing certain of Mariner's home health markets to be intensely competitive.

GOVERNMENT REGULATION

     The Company and the health care industry generally are subject to extensive federal, state and local regulation governing licensure, certification, conduct of operations and participation in reimbursement programs. Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. In addition, both the Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy, intermediary determinations and governmental funding restrictions, all of which may materially decrease the rate of program payments to health care facilities. Since 1983, Congress has consistently attempted to limit the growth of federal spending under the Medicare and Medicaid programs. The Company can give no assurance that payments under such programs will in the future remain at a level comparable to the present level or be sufficient to cover the costs allocable to such patients. In addition many states are considering reductions in their Medicaid budgets.

     Medicare utilizes a cost-based reimbursement system for nursing facilities, long-term acute care hospitals and home health agencies for reasonable direct and indirect allowable costs incurred in providing "routine service" (as defined by the program and subject to certain limits) as well as capital costs and ancillary costs. The Company is filing Routine Cost Limit Exception requests for the facilities which exceed the limits and fit the criteria as exception candidates. The Company may benefit from exceptions to the routine cost limits. Allowable costs include nursing, administrative and general, dietary, housekeeping, laundry, social services, activities, central supply, maintenance and plant operations as well as ancillary and capital costs. There can be no assurance that any such requests for the Routine Cost Limit Exception will be granted.

     Congress passed a fiscal year 1995 budget reconciliation bill that contained a provision that would have required Medicare to pay skilled nursing facilities on a prospective payment basis beginning in October 1997. Although this bill was ultimately vetoed by the President, the Clinton Administration had proposed adopting prospective payment for skilled nursing facilities in 1999. See the discussion of the Balanced Budget Act below for additional discussion regarding the prospective payment system. Other legislative proposals, including one adopted by the U.S. Senate, have called for developing a prospective payment system for specialty medical care programs within acute care hospitals. Proposals to reduce the growth in Medicare and Medicaid expenditures are under active consideration in the current session of Congress. The Company cannot predict at this time whether any of these proposals will be adopted or, if adopted and implemented, what effect such proposals would have on the Company. There can be no assurance that payments under state or federal governmental programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs, particularly with respect to the Medicaid programs, which generally provide lower reimbursement rates than the Medicare program.

     Balance Budget Act. The Balanced Budget Act, signed into law on August 5, 1997, makes numerous changes to the Medicare and Medicaid programs which could potentially affect the Company. With respect to the Medicare program, the new law required the establishment of a prospective payment system for Medicare skilled nursing facility services, under which facilities will be paid a federal per diem rate for virtually all covered services. The prospective payment system will be phased in over three cost reporting periods, starting with cost reporting periods beginning on or after July 1, 1998. The Balanced Budget Act also institutes consolidated billing for skilled nursing facility services, under which payments for non-physician Part B services for beneficiaries no longer eligible for Part A skilled nursing facility care will be made to the facility, regardless of whether the item or service was furnished by the facility, by others under arrangement or under any other contracting or consulting arrangement, effective for items or services furnished on or after July 1, 1998. Likewise, the Balanced Budget Act requires the Secretary of the United States Health and Human Services ("HHS") to establish a prospective payment system for home health services, to be implemented beginning October 1, 1999. The legislation also requires home health agencies to submit claims for all services, and all payments will be made to the home health agencies regardless of whether the item or service was furnished by the agency, by others under arrangement or under any other contracting or consulting arrangement. The law also contains provisions affecting outpatient rehabilitation agencies and providers, including a 10 percent reduction in operating and capital costs for 1998, a fee schedule for therapy services beginning in 1999, and the application of per beneficiary therapy caps currently applicable to independent therapists to all outpatient rehabilitation services beginning in 1999. Other provisions limit Medicare payments for certain drugs and biologicals, durable medical equipment and parenteral and enteral nutrients and supplies.

     The Balanced Budget Act also contains a number of changes affecting the Medicaid program. Significantly, the law repeals the so-called Boren Amendment, which required state Medicaid programs to reimburse nursing facilities for the costs that are incurred by efficiently and economically operated providers in order to meet quality and safety standards. Effective for Medicaid services provided on or after October 1, 1997, states will have considerable flexibility in establishing payment rates. The Company is not able to predict whether any states will adopt changes in their Medicaid reimbursement systems, or, if adopted and implemented, what effect such initiatives would have on the Company. Nevertheless, there can be no assurance that such changes in Medicaid reimbursement to nursing facilities will not have an adverse effect on the Company. Further, the Balanced Budget Act allows states to mandate enrollment in managed care systems without seeking approval from the Secretary of HHS for waivers from certain Medicaid requirements as long as certain standards are met. These managed care programs have historically exempted institutional care. However, no assurance can be given that these waiver provisions ultimately will not change the reimbursement system for long-term care facilities from fee-for-service to managed care negotiated or capitated rates or otherwise affect the level of payments to the Company.

     Prospective Payment System. In August 1997, the Balanced Budget Act was passed mandating that traditional cost-based Medicare reimbursement for long-term care transition into a per-diem prospective payment system ("PPS"). This legislation essentially requires providers to prospectively manage the care of the patient and the resources that are consumed. Under PPS, each patient's clinical status is evaluated and placed into a payment category. The patient's payment category dictates the amount that the provider will receive to care for the patient on a daily basis.

     PPS is required to be phased in over four years beginning on July 1, 1998. The new federal rates that are utilized for Medicare reimbursement will be all inclusive of routine, capital and ancillary costs. The facility specific rate will be based upon 1995 allowable costs and will take exceptions into account if approved for that year. Exemptions will be included, but capped at 150% of the routine cost limit, and must be accounted for in a closed cost report prior to October 1, 1995. PPS will be phased in as follows:

          Year 1: 25% of the federal rate and 75% of the facility specific rate. Year 2: 50% of the federal rate and 50% of the facility specific rate. Year 3: 75% of the federal rate and 25% of the facility specific rate. Year 4: 100% of the federal specific rate.

     Certificate of Need Requirements. Most states in which the Company operates or is considering expansion possibilities have statutes which require that prior to the addition or construction of new beds, the addition of new services, the acquisition of certain medical equipment, the commencement of activities and services for new home health agencies or certain capital expenditures in excess of defined levels, a state agency must determine that a need exists. These CON programs are designed to avoid duplication in health care facilities. CONs usually are issued for a specified maximum expenditure and require implementation of the proposed improvement within a specified period of time. Some states also require obtaining an exemption from CON review, or a reclassification of an existing CON, for acquisitions of existing health care facilities. Several states have instituted moratoria on new CONs, or otherwise stated their intent not to grant approvals for new beds. Such moratoria may adversely affect the Company's ability to expand in such states, but may also provide a barrier to entry to potential competitors.

     Where required, appropriate CONs are obtained for the Company's facilities, managed units and home health agencies. Depending on the licensure of the facility in which it is located, a managed or leased unit may operate under the host facility's CON, although Mariner may seek a new CON to enable the unit to participate in certain Federal and state health-related programs.

     Licensing. The inpatient facilities operated or managed by the Company must be licensed by state authorities. Each of the facilities is so licensed. Both initial and continuing qualification of a skilled nursing facility to maintain such licensure and participate in the Medicare and Medicaid programs depend upon many factors including, among other things, accommodations, equipment, services, patient care, safety, personnel, physical environment, and adequate policies, procedures and controls. In addition, the Company's outpatient rehabilitation clinics, pharmacy services, home health agencies and other health care services are generally subject to regulation and, in many instances, licensure or certification requirements.

     Medicare and Medicaid Certification. In order to receive Medicare and Medicaid reimbursement, a skilled nursing facility must meet the applicable requirements of participation set forth by HHS relating to the type of facility, its equipment, its personnel and its standards of medical care, as well as comply with all state and local laws and regulations. The Company must offer services to Medicare and Medicaid recipients on a non-discriminatory basis and may not preferentially accept private pay or commercially insured patients. In addition, the Company's outpatient rehabilitation clinics, pharmacy services and other health care services are generally subject to applicable Medicare and Medicaid certification and other applicable requirements.

     Medicare Related Party Rule. Subject to certain exceptions, Medicare's related party rule generally requires that services between related entities be charged at cost. Mariner provides certain services between subsidiary companies, some of which are charged at cost and others of which are charged at market rates. Mariner believes that the services which are charged at market rates qualify for an exception to Medicare's related party rule. There can be no assurance, however, that HCFA will endorse Mariner's position and the Medicare reimbursement received for such services may be subject to audit and recoupment in future years in which event Mariner's revenues, profitability and financial condition may be significantly and adversely affected.

     Inspections. Federal, state and local agencies inspect all health care facilities on a regular basis to determine whether such facilities are in compliance with governmental operating and health standards and conditions for participation in government medical assistance programs. Such surveys include reviews of patient utilization of health care facilities and standards for patient care. If such an agency determines that a facility fails to comply with certain regulatory requirements, it may, or may be required to, take various adverse actions, including the imposition of fines, temporary suspension of admission of new patients to the facility, suspension or decertification from participation in the Medicare or Medicaid programs and, in extreme circumstances, revocation of the facility's license.

     Fraud and Abuse Laws. Various federal and state laws regulate the relationship between providers of health care services and physicians or others able to refer medical services, including employment or service contracts, leases and investment relationships. These laws include the fraud and abuse provisions of the Medicare and Medicaid and similar state statutes (the "Fraud and Abuse Laws"), which prohibit the submission of false claims, the payment, receipt, solicitation or offering of any direct or indirect remuneration intended to induce the referral of Medicare or Medicaid patients or for the ordering or providing of Medicare or Medicaid covered services, items, equipment or other prohibited activities including, fee splitting between healthcare providers. These laws include the "anti-kickback" provisions of the federal Medicare and Medicaid programs, which prohibit, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate) directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid. These laws also include the "Stark legislations" which prohibit, with limited exceptions, the referral of patients by physicians for certain services, including home health services, physical therapy and occupational therapy, to an entity in which the physician has an ownership interest. In addition, some states restrict certain business relationships between physicians and other providers of healthcare services. Where referrals to related organizations do occur, disclosures of the relationship is required, and patient and families are presented patient care alternatives other than the related organizations. Many states prohibit business corporations from providing, or holding themselves out as a provider of medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs and civil and criminal penalties. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. From time to time, the Company has sought guidance as to the interpretation of these laws; however, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of the Company. Although the Company has contractual arrangements with some healthcare providers to which the Company pays fees for services rendered or products provided, the Company believes that its practices are not in violation of these laws. The Company cannot accurately predict whether enforcement activities will increase or the effect of any such increase on its business. There have also been a number of recent federal and state legislative and regulatory initiatives concerning reimbursement under the Medicare and Medicaid programs and compliance with applicable laws, rules and regulations, as well as numerous civil and criminal investigations regarding the operations and business practices of various healthcare providers. Accordingly, it is anticipated that these areas will come under closer scrutiny by the government. The Company cannot accurately predict the impact of any such initiatives. See "Risk
Factors -- Health Care Reform and Prospective Payment System."

     Additionally, the Health Insurance Fortability and Accountability Act of 1996 (the "Accountability Act") granted expanded enforcement authority to HHS and the U.S. Department of Justice ("DOJ"), and provided enhanced resources to support the activities and responsibilities of the Office of Inspector General ("OIG") and DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to healthcare delivery and payment. The Balanced Budget Act also includes numerous health fraud provisions, including new civil money penalties for contracting with an excluded provider; new surety bond and information disclosure requirements for certain providers and suppliers; and an expansion of the mandatory and permissive exclusions added by the Health Insurance Fortability and Accountability Act of 1996 to any federal healthcare program (other than the Federal Employees Health Benefits Program).

     Management expects that business practices of providers and financial relationships between providers will be subject to increased scrutiny as healthcare reform efforts continue at federal and state levels. Although the Company has contractual arrangements with some healthcare providers, it believes that its practices are not in violation of these federal and state prohibitions. Management cannot reasonably predict whether enforcement activities will increase at the federal or state level or the effect of any such increase on the business of the Company.

INSURANCE

     Mariner maintains professional liability insurance, comprehensive general liability insurance and other insurance coverage on all of its facilities. Mariner believes that its insurance is adequate in amount and coverage for its current operations. However, in certain states where the Company does business, insurance regulations do not allow insurance coverage for punitive damages. Such damages would be borne by the Company and could have a material adverse impact on its business and results of operations. The award and amount of punitive damages is difficult to predict and while the Company endeavors to provide appropriate reserves, there can be no assurance that such reserves are, in fact, adequate. See Note 16 of the Consolidated Financial Statements appearing in Item 8 of this Report.

EMPLOYEES

     As of December 31, 1997, Mariner employed approximately 17,000 full and part-time employees. The employees at nine of Mariner's skilled nursing facilities, representing approximately 5% of Mariner's work force, are represented by labor unions. Two contracts are currently under negotiation, one expires in December of 1998, two expire in January of 1999, one expires in March of 1999 and the remainder after the first quarter of 1999. In addition, the Company has experienced organizational activities at certain of its facilities. Management cannot predict the impact of continued or increased union representation or organizational activities on its future operations. Management of Mariner considers the relationship between Mariner and its employees to be good, but cannot predict whether it will face additional union activity.

     Mariner competes with general acute care hospitals, nursing homes and other care facilities for the services of physicians, registered nurses, therapists and other professional personnel. From time to time, there have been shortages in the supply of available physicians, registered nurses, and various types of therapists and other health care personnel. Competition for licensed therapists is intense and turnover is very high. Mariner places substantial emphasis on recruiting and retaining therapists, employing a staff of recruiters dedicated to identifying, interviewing and hiring therapists. In general, therapists prefer clinic employment over contract services employment, primarily because a clinic practice generally involves less acutely ill patients. The turnover in a clinic practice is therefore lower than in a contract practice. Although Mariner believes that it will be able to attract and retain sufficient physicians, nursing personnel and therapists to meet its needs, there can be no assurance that it will be able to do so.

ITEM 2.  PROPERTIES

     The Company's executive offices are located at 1881 Worcester Road, Framingham, Massachusetts, 01701. Information regarding other Mariner properties and facilities appears under the heading "Facilities" in Item 1 of this Report.

ITEM 3.  LEGAL PROCEEDINGS

     Mariner is subject to claims, investigations and legal actions from time to time. The Company's Massachusetts pharmacy operations were reviewed for certain matters with respect to technical requirements. This review, paid and settled in 1997, did not have a material adverse effect on Mariner. Mariner has also assumed claims and legal actions brought against certain of the companies and/or assets which it has acquired, some of which claims and legal actions are covered by indemnification agreements by the companies' former owners. Mariner believes that all such claims and actions currently pending against it either are adequately reserved for, covered by insurance or by indemnification or would not have a material adverse effect on Mariner if decided in a manner unfavorable to Mariner. Many states, however, do not permit providers to insure against punitive awards with respect to liability matters. In the event that a significant punitive claim is awarded against Mariner, a material adverse impact on Mariner's cash flow, resources, profitability and financial condition could result. See "Risk Factors -- Uncertainty of Regulation."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting of stockholders held on December 17, 1997, the Company's stockholders elected two Class I Directors to the Company's Board of Directors and ratified the selection of Coopers & Lybrand, LLP as the Company's auditors for fiscal year ended December 31, 1997. Mr. Christopher Grant Jr. and Mr. John F. Robenault were reelected to the Board of Directors and Messrs. David C. Fries, David N. Hansen, Samuel B. Kellett, Stiles A. Kellett, Jr. and Dr. Arthur W. Stratton, Jr.'s terms were continued. With respect to the election of directors, the votes cast as follows, for Mr. Grant, 26,381,682 voted for reelection, 0 voted against and 199,320 abstained. With respect to Mr. Robenault, 26,382,732 voted for reelection, 0 voted against and 198,271 abstained. With respect to the ratification of the auditors for the fiscal year 1997, the votes cast as follows: 21,800,413 voted for the proposal, 3,976,588 voted against the proposal and 804,002 abstained from voting on the proposal.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of March 23, 1998, who are elected on an annual basis and serve at the discretion of the Board of Directors, are as follows:

                NAME                  AGE             POSITION AND OFFICES                SERVED
                ----                  ---             --------------------                ------
Arthur W. Stratton, Jr., M.D. ......  52    Chairman of the Board, President, Chief    1988-Present
                                            Executive Officer & Director
David N. Hansen.....................  45    Executive Vice President, Chief Financial  1996-Present
                                            Officer and Treasurer
Paul Diaz...........................  36    Executive Vice President and Chief         1997-Present
                                            Operating Officer

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

     Mr. Hansen has served as Executive Vice President, Treasurer and Chief Financial Officer of the Company since October, 1996. Prior to joining Mariner, Mr. Hansen was a partner at Coopers & Lybrand L.L.P. from 1988 to 1996.

     Mr. Diaz joined Mariner in October, 1996 and has served as Chief Operating Officer of the Company since November, 1997. Prior to that, he was President of the Inpatient Division. Mr. Diaz served as Chief Executive Officer of Allegis Health Services from January, 1995 until the company was purchased by Mariner in October of 1996. He served as Chief Financial Officer and General Counsel of Allegis Health Services from January, 1991 through December, 1994.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is quoted on the Nasdaq National Market under the symbol MRNR. The following table sets forth for the periods indicated, the high and low sales prices for the Common Stock:

                                                            HIGH        LOW
                          1997                              ----        ---
4th Quarter..............................................  $17.125    $13.875
3rd Quarter..............................................   16.000     12.125
2nd Quarter..............................................   15.625      7.750
1st Quarter..............................................   10.250      8.125

                                                            HIGH        LOW
                          1996                              ----        ---
4th Quarter..............................................  $15.250    $ 6.750
3rd Quarter..............................................   19.750     13.625
2nd Quarter..............................................   20.125     15.000
1st Quarter..............................................   20.125     14.875

     On March 23, 1998 the closing sale price of the Common Stock was $15.75 per share. As of March 23, 1998, there were approximately 965 holders of record of the Common Stock.

     Mariner has not paid any cash dividends on the Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of its business. In addition, certain provisions of Mariner's revolving credit facility and the Indenture relating to the Company's 9 1/2% Senior Subordinated Notes due 2006 restrict or prohibit the payment of cash dividends. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources" in Item 7 of this Report and Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Report.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial information presented below for each of the five years ended December 31, 1997 has been derived from the Company's audited consolidated financial statements. The selected consolidated financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the Notes thereto appearing in Items 7 and 8, respectively, to this Report.

                                                      YEARS ENDED DECEMBER 31,
                                     ----------------------------------------------------------
                                       1993        1994        1995        1996         1997
                                     --------    --------    --------    --------    ----------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net patient service revenue(1).....  $209,238    $260,357    $337,635    $578,755    $  714,623
Other income.......................     1,568       3,787      17,171      12,054        18,853
                                     --------    --------    --------    --------    ----------
Total operating revenue............   210,806     264,144     354,806     590,809       733,476
Operating expenses:
  Facility operating costs(2)......   167,785     208,691     276,633     465,226       563,646
  Corporate general and
     administrative expense(3).....    34,902      30,935      39,830      46,401        62,052
  Depreciation and amortization
     expense.......................     6,843       8,091      11,397      21,376        27,499
  Interest expense, net............     7,379       1,819       3,598      26,256        39,952
  Facility rent expense, net.......     1,079       1,739       1,830       3,727         4,421
  Asset Impairment loss............        --          --          --          --        10,486
                                     --------    --------    --------    --------    ----------
     Total operating expenses......   217,988     251,275     333,288     562,986       708,056
Operating income (loss)............    (7,182)     12,869      21,518      27,823        25,420
Net gain (loss) on sale of
  assets...........................       364         932          (6)       (826)       (2,920)
                                     --------    --------    --------    --------    ----------
Income (loss) before income taxes
  and extraordinary items..........    (6,818)     13,801      21,512      26,997        22,500
Net provision for income taxes.....    (3,220)     (5,848)     (7,892)    (10,799)      (10,913)
                                     --------    --------    --------    --------    ----------
Income (loss) from continuing
  operations before extraordinary
  items............................   (10,038)      7,953      13,620      16,198        11,587
  Extraordinary items..............    (5,882)        (86)     (1,138)         --            --
                                     --------    --------    --------    --------    ----------
     Net income (loss).............  $(15,920)   $  7,867    $ 12,482    $ 16,198    $   11,587
                                     ========    ========    ========    ========    ==========
Income (loss) per common and common
  equivalent shares:
Income (loss) from operations
  before extraordinary items.......  $  (0.92)   $   0.41    $   0.60    $   0.55    $     0.39
  Extraordinary items..............      (.51)         --        (.05)         --            --
                                     --------    --------    --------    --------    ----------
  Net Income (loss)................  $  (1.43)   $    .41    $    .55    $    .55    $      .39
                                     ========    ========    ========    ========    ==========

                                                      YEARS ENDED DECEMBER 31,
                                     ----------------------------------------------------------
                                       1993        1994        1995        1996         1997
                                     --------    --------    --------    --------    ----------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Income (loss) per share:
  diluted..........................  $  (1.43)   $   0.41    $   0.55    $   0.55    $     0.39
  basic............................  $  (1.43)   $   0.42    $   0.55    $   0.56    $     0.40
Weighted average number of shares
  outstanding:
  diluted..........................    11,106      19,251      22,755      29,210        29,885
  basic............................    11,106      18,911      22,502      28,721        29,226

                                                      YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------------------
                                       1993        1994        1995        1996         1997
                                     --------    --------    --------    --------    ----------
                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital....................  $ 55,348    $ 71,217    $ 74,148    $ 68,154    $  102,253
Total assets.......................   208,467     296,933     411,526     881,233     1,075,769
Long-term debt and capital lease
  obligations, less current
  portion..........................    36,874      24,506     107,910     265,545       420,759
Subordinated debt..................     2,611       1,694       1,356     149,691       149,724
Convertible redeemable preferred
  stock(4).........................       790         891       1,030          --            --
Total stockholders' equity.........   127,229     228,148     242,392     324,788       340,818

---------------
(1) Includes a charge of $10,000,000 in 1996 related to additional reserves on Medicare receivables.

(2) Includes $4,333,000 related to a significant change in business focus at the Company's Baltimore facility in 1995. Includes approximately $7,180,000 in 1997 for office closings, abandonment of certain furniture and equipment and other expenses related to the consolidation of the Company's rehabilitation business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report.

(3) During 1994 the Company recorded a charge of $9,327,000, of which $7,952,000 relates to the merger with Pinnacle Care Corporation, which was accounted for as a pooling of interests, and $1,375,000 relates to the accelerated vesting of certain stock options. Of the merger costs, approximately $4,627,000 was reserved for employee severance, payroll and relocation, $2,878,000 was reserved for transaction costs including investment bankers' legal and accounting fees, $172,000 was reserved for customer relations, $150,000 for operations relocation, $66,000 for investor relations and $59,000 was reserved for employee relations.

    During 1995, the Company accrued costs totaling $8,073,000 related to the CSI Merger and the consolidation of various regional and satellite offices to the New London, Connecticut office. Of this total charge, approximately $3,691,000 related to severance and related payroll costs and approximately $4,382,000 related to expenses incurred to close the Company's regional offices.

    During 1996, the Company recorded a charge of $6,511,000 of which $5,661,000 related to the MedRehab Merger which was accounted for as a pooling of interests and $850,000 was a charge for the warrants granted to the Premier affiliate.

    In 1997, corporate, general and administrative expense includes approximately $5,713,000 for severance, payroll and relocation, $2,077,000 for office closings and related expenses and $1,534,000 related to bank fees incurred for a certain transaction.

(4) Converted into shares of Common Stock upon the closing of the Company's initial public offering in 1993 and the 1996 MedRehab Merger.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

     This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, (i) the Company's growth strategies, including its intention to make acquisitions; (ii) anticipated trends in the Company's business and demographics; (iii) the Company's ability to continue to control costs and maintain quality of care;
(iv) the Company's ability to respond to changes in regulations; and (v) the Company's ability to enter into contracts with managed care organizations and other payors. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's current control. Actual results could differ materially from these forward-looking statements as a result of the factors described below in "Risk Factors" including, among others (i) changes in the health care industry as a result of political, economic or regulatory influences; (ii) changes in regulations governing the health care industry; and
(iii) changes in the competitive marketplace. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact transpire.

OVERVIEW

     Mariner's net patient service revenue is derived primarily from providing inpatient health care services to subacute patients, rehabilitation programs in skilled nursing facilities, outpatient rehabilitation services in freestanding clinics and other post-acute medical services. The growth in Mariner's net patient service revenue and operating profitability depends on two principal factors: (i) the shift by the Company toward treatment of short-stay, rehabilitation and medically demanding subacute patients and away from less medically demanding patients, and (ii) the addition of a variety of alternate sites and expansion of post-acute health care services. Subacute patients typically require three to six hours of skilled nursing care per day, in contrast to the more than six hours of skilled nursing care per day required by acute care hospital patients and the less than two hours of custodial nursing care per day required by traditional nursing home residents. These subacute patients typically are recuperating from a major injury, surgery or illness and, after a relatively short transition period, generally are discharged to their homes. The Company's clinical programs, including MarinerCare programs, have been designed for these patients.

     During 1997 the Company added four facilities with a total of 587 beds. Since these acquisitions, the Company has been focusing these facilities increasingly on treating medically demanding subacute patients. With the existing patient populations acquired with these facilities, Mariner currently expects that a significant length of time may be required before such patient population changes sufficiently to require a level of care, and to have a length of stay, comparable to that experienced in the Company's other facilities. See "Patient Focus" and "Site Expansion."

     Patient Focus. Mariner believes that short length of patient stay and high bed turnover maximize net patient service revenue and operating margins. As compared to less medically demanding patients, short-stay subacute patients generally require more intense skilled nursing care and more rehabilitation, pharmacy and other ancillary medical services. The median length of stay for patients discharged in the applicable period from facilities owned or leased by the Company during the applicable period increased from 23 days in 1996 to 25 days in 1997. The bed turnover rate for the inpatient facilities owned or leased by the Company during the applicable period has decreased from 2.1 times in 1996 to 2.0 times in 1997. The increase in median length of stay and decrease in bed turnover rate from 1996 to 1997 resulted principally from the acquisition of four facilities in 1997 as well as inclusion for a full year of the facilities acquired in connection with the Allegis Transaction, which facilities had a significantly higher level of Medicaid patients. Newly acquired facilities generally contain an existing patient population, and consequently a significant length of time may be required before such patient population changes sufficiently to require a level of care, and to have a length of stay, comparable to that experienced in the Company's existing facilities. In the facilities the Company acquires, the Company intends to focus on treating subacute patients and implementing appropriate MarinerCare programs or other clinical programs.

     The Company's focus on short-stay subacute patients has historically provided the Company with an attractive payor mix. Short-stay medical care is covered by a wider range of payors, including indemnity insurers, health maintenance organizations, employers, Medicare and Medicaid, while long-term (more than 100 days) medical care typically is covered by Medicaid. Percentage of revenue generated from Medicare and private payors decreased from 74% in 1996 to 69% in 1997. The decrease in payor mix from 1996 to 1997 resulted principally from the result of a full year of revenue generated from the facilities acquired in 1996 which are more heavily dependent on Medicaid reimbursement.

     Even among the Company's patients for whom Medicaid is the primary payor, Mariner has focused increasingly on treating those patients with substantial medical problems who require three or more hours of skilled nursing care per day. Typically, Mariner is reimbursed by Medicaid at substantially higher rates for these patients than for less medically demanding custodial care patients. The net patient service revenue generated by the Company's Medicaid patients increased from $34,046 per bed in 1996 to $38,231 per bed in 1997. This increase was primarily due to the increase in the percentage of revenues derived from states in the Mid-Atlantic region, which have higher Medicaid rates than the Florida and Texas regions.

     The Company's rehabilitation programs have also focused on subacute patients in skilled nursing facilities who require intensive rehabilitation therapy over a short period. The number of rehabilitation programs with skilled nursing facilities has increased from 429 as of December 31, 1996 to 480 as of December 31, 1997. This increase was principally the result of the Prism and other rehabilitation acquisitions in 1997.

     In addition, the Company has expanded the range of post-acute health care services it provides directly in selected local markets in an effort to treat patients throughout their recovery. As a result, the Company receives revenues from these services both during a patient's inpatient stay and after discharge.

     As a result of these trends, Mariner's average revenue per occupied bed per year increased from $58,795 in 1996 to $59,396 in 1997. Revenue per rehabilitation program increased from $412,265 in 1996 to $478,473 in 1997. These trends are illustrated in the following table:

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1995        1996        1997
                                                             --------    --------    --------
Inpatient Operations
  Licensed beds(1).........................................     4,397       9,962      10,140
  Average occupancy rates..................................       88%         88%         90%
  Median length of stay(2).................................   20 days     23 days     25 days
  Bed turnover rate(3).....................................      2.7x        2.1x        2.0x
  Revenue per occupied bed per year(4):
     Private payors and Medicare(5)........................  $101,863    $ 93,189    $ 95,913
     Medicaid..............................................  $ 36,685    $ 34,046    $ 38,231
     Company as a whole....................................  $ 61,495    $ 58,795    $ 59,396
  Percentage of average daily census:
     Private payors and Medicare(5)........................       38%         42%         37%
     Medicaid..............................................       62%         58%         63%
Rehabilitation Operations:
  Revenue per rehabilitation program per year(6)...........  $318,088    $412,265    $478,473
Payor Mix (Company revenue as a whole):
  Private payors and Medicare(5)...........................       79%         74%         69%
  Medicaid.................................................       21%         26%         31%

---------------
(1) Facilities owned and leased as of the end of the applicable period.

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

     Site Expansion. Mariner has expanded by acquiring, leasing and developing freestanding inpatient facilities, by entering into arrangements to manage hospital-based subacute units and to provide rehabilitation programs and by expanding the other post-acute health care services it provides. The Company's site expansion is illustrated in the following table:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                              1995      1996      1997
                                                              ----      ----      ----
Sites of Service:
Owned and leased freestanding inpatient facilities..........    33        75(1)    76
Managed freestanding inpatient facilities and hospital-based
  units.....................................................    29(1)      8       57
Rehabilitation programs with skilled nursing facilities.....   440       429      480
Outpatient rehabilitation clinics...........................    57        48       42

---------------
(1) Includes 23 skilled nursing facilities and one rehabilitation hospital with an aggregate of 3,288 beds which became owned or leased by the Company on January 2, 1996 upon completion of the CSI Merger.

     Mariner seeks to acquire established skilled nursing facilities and convert them into facilities focusing increasingly on treating medically demanding and rehabilitation subacute patients. Historically, net patient revenue and operating margins from acquired inpatient facilities have increased gradually over a period of years as MarinerCare programs are implemented, and, as intensity of care and ancillary service requirements increase, length of patient stay decreases and payor mix improves. An acquired facility may contain an existing patient population, and consequently a significant length of time may be required before such patient population changes sufficiently to require a level of care, and to have a length of stay, comparable to that experienced in the Company's existing facilities. During this conversion period, Mariner would generally expect to realize lower revenue for these existing patients than could otherwise be obtained for new patients. Facilities undergoing conversion are expected to continue to generate increased net patient service revenue and operating margins as they continue to emphasize short-stay subacute patients.

     Mariner also seeks to develop new freestanding inpatient facilities and renovates acute care hospitals which are dedicated primarily to providing MarinerCare programs and other services to subacute patients. Net patient service revenue and operating margins typically increase gradually at newly opened facilities, which have low initial occupancy rates. Because newly opened facilities require a basic complement of staff on the day it opens regardless of patient census, these facilities initially generate significant losses. As patient census increases at a facility, margins improve, regardless of whether the patients are subacute or medically less demanding. Margins typically increase at newly opened facilities as patient and payor mix improve and ancillary service use increases. These facilities generally have taken six to nine months before their revenues have been sufficient to cover their operating costs, and nine to fifteen months before they have contributed positively to the Company's net earnings. Leased units have substantially the same operating characteristics as newly opened facilities with less significant financing costs.

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

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated financial data as a percentage of total operating revenue for the three years ended December 31, 1995, 1996 and 1997, and the percentage changes in the dollar amounts of revenue and expenses for 1996 as compared to 1995, and 1997 as compared to 1996.

                                                                                  PERCENTAGE
                                                                                   INCREASE
                                                       PERCENT OF REVENUE         (DECREASE)
                                                     -----------------------    --------------
                                                     YEAR ENDED DECEMBER 31,    1996     1997
                                                     -----------------------    OVER     OVER
                                                     1995     1996     1997     1995     1996
                                                     -----    -----    -----    -----    -----
Revenues:
Net patient service revenue(1).....................   95.2%    98.0%    97.4%    71.4%    23.5%
Other revenue......................................    4.8      2.0      2.6    (29.8)    56.4
                                                     -----    -----    -----
Total operating revenue............................  100.0%   100.0%   100.0%    66.5%    24.1%
                                                     =====    =====    =====
Operating and administrative expenses:
Facility operating costs(2)........................   78.0     78.7     76.8     68.2     21.2
Corporate general & administrative(3)..............   11.2      7.9      8.5     16.5     33.7
Interest expense, net..............................    1.0      4.4      5.4    629.7     52.2
Facility rent expense, net.........................    0.5      0.6      0.6    103.7     18.6
Depreciation and amortization......................    3.2      3.6      3.7     87.6     28.6
Asset impairment charge............................     --       --      1.4       --    100.0
                                                     -----    -----    -----
Total operating expenses...........................   93.9%    95.2%    96.4%    68.9%    25.8%
                                                     =====    =====    =====

---------------
(1) Includes a charge of $10,000,000 in 1996 related to additional reserves on Medicare receivables.

(2) Includes a charge related to a significant change in business focus at the Company's Baltimore facility of 1.2% for the year ended December 31, 1995. Includes approximately $7,180,000 in 1997 for office closings, abandonment of certain furniture and equipment and other expenses related to certain transactions.

(3) Includes costs related to the CSI Merger and the consolidation of various regional and satellite offices to the Company's New London, Connecticut office amounting to 2.3% of total operating revenue for the year ended December 31, 1995. Includes merger and other non-recurring costs related to the MedRehab Merger with and issuance of warrants amounting to 1.2% of revenue for the year ended December 31, 1996. In 1997, Corporate general and administrative expense includes $5,713,000 for severance, payroll and relocation, $2,077,000 for office closings and related expenses and $1,534,000 related to bank fees incurred for a certain transaction.

YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

     Revenue. Total operating revenue increased 67% from $354,806,000 in 1995 to $590,809,000 in 1996 and 24% to $733,476,000 in 1997.

     Net patient service revenue increased by $241,120,000, or 71%, from 1995 to 1996 and by $135,868,000, or 24%, from 1996 to 1997. The increase in 1996 was due primarily to the inclusion of revenue generated from the CSI Facilities that were acquired on January 2, 1996, the eight facilities acquired or leased in the 1996 Florida Acquisition and eight facilities acquired or leased from Allegis, as well as inclusion of a full year of revenue from facilities and businesses acquired in 1995. The increase in revenue in 1997 was primarily due to the inclusion of revenue generated from additional rehab contracts and inpatient revenues from four additional facilities added during the year and a full year of revenue from the Allegis acquisition. The Company also experienced increases in the use of ancillary medical services at its inpatient facilities. The revenue increases in 1996 and 1997 were partially offset by reductions due to the cancellation or non-renewal of contracts for certain rehabilitation programs.

     Other revenue increased $6,799,000 or 56% from 1996 to 1997. This increase was due primarily from the Company's management activities related to subacute care units and facilities and consulting fees generated from services provided to certain rehabilitation clients. In 1995, this included fees of $11,227,000 relating to the management of certain CSI Facilities. The reduction in other revenue from 1995 to 1996 resulted primarily from the termination of the management agreements with certain of the CSI Facilities, which were acquired on January 2, 1996.

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

     Facility operating costs increased 68% from $276,633,000 in 1995 to $465,226,000 in 1996 and 21% to $563,646,000 in 1997. These increases were principally the result of adding new facilities, providing more ancillary medical services and adding therapists and aides to service new rehabilitation programs acquired in 1997. In 1997, Facility operating costs included approximately $7,180,000 in office closings, abandonment of certain furniture and equipment and other expenses related to consolidation of the Company's rehabilitation operations. In addition, these costs included $4,333,000 related to a significant change in business focus at the Company's Baltimore facilities in 1995. As a percentage of total operating revenue, these costs increased from 78.0% in 1995 to 78.7% in 1996 and decreased to 76.8% in 1997.

     Corporate General and Administrative. Corporate general and administration expenses include the expenses of the Company's corporate office, which provides marketing, financial and management services. These expenses increased 17% from $39,830,000 in 1995 to $46,401,000 in 1996 and 34% to $62,052,000 in 1997. The
increases were, in part, a result of additional personnel required to support the facilities acquired during 1995, 1996 and 1997.

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

     In 1997, corporate general and administrative expense includes approximately $5,713,000 for severance, payroll and relocation, $2,077,000 for office closings and related expenses and $1,534,000 related to bank fees incurred related to the Prism Merger.

     As a percentage of total operating revenue, corporate general and administrative expenses were 11% in 1995, 8% in 1996 and 9% in 1997.

     Interest Expense, Net. Net interest expense increased 630% from $3,598,000 in 1995 to $26,256,000 in 1996 and 52% to $39,952,000 in 1997. The increases were the result of the Notes issued in April 1996, debt assumed in businesses acquired during these periods, increased interest rates on borrowings and additional borrowings which were primarily used to fund acquisitions.

     Facility Rent Expense, Net. Net rent expense increased 104% from $1,830,000 in 1995 to $3,727,000 in 1996, and 19% to $4,421,000 in 1997. This
expense is related to a facility leased under a sale/leaseback arrangement and facilities leased in connection with the CSI, 1996 Florida Acquisition and Allegis transactions. The increases resulted from the lease costs associated with new leases in connection with acquisitions during 1996 and a full year of rent expense in 1997 related to the Allegis and 1996 Florida Acquisition transactions in 1996.

     Depreciation and Amortization. Depreciation and amortization expense increased 88% from $11,397,000 in 1995 to $21,376,000 in 1996, and 29% to
$27,499,000, principally as a result of the increase in the number of facilities as a result of acquisition activities, the opening of new facilities and businesses, the completion of facility renovations and increased goodwill amortization.

     Provision for Income Taxes. During 1996, Mariner's tax rate reflects the reversal of a valuation allowance on certain deferred tax assets. The Company believes that it will be able to take advantage of these assets before they expire and reflected this in its tax rate in 1996. In 1997 the Company's effective tax rate was 48.5%, significantly above the statutory rate primarily due to non-deductible amortization of goodwill from certain transactions.

     Extraordinary Items. In 1995, the Company amended certain significant terms of its Credit Facility. As a result of the amendment, the Company has written-off its remaining unamortized deferred financing fees of $1,836,000 with a resulting tax benefit of $698,000.

LIQUIDITY AND CAPITAL RESOURCES

     Mariner has financed its operations, acquisitions and capital expenditures primarily from cash provided by operations and the proceeds from stock issuances, sales of debt securities and borrowings under its Credit Facility. As of December 31, 1997, working capital and cash and cash equivalents were $102,253,000 and $3,627,000, respectively.

     Mariner has a $460,000,000 senior secured revolving credit facility with a syndicate of banks (the "Credit Facility"). On October 3, 1997, the Company entered into an amendment to the Credit Facility to increase borrowing capacity to $325,000,000 from $250,000,000. As of January 2, 1998 the terms were amended to increase the size of the Credit Facility to $460,000,000, extend the maturity of the Credit Facility and reduce certain restrictions that the Credit Facility imposes on the operations of the business of the Company and its subsidiaries. As of December 31, 1996 and 1997, principal balances outstanding under its Credit Facility were approximately $132,000,000 and $301,000,000, respectively, and letters of credit outstanding under this facility were approximately $5,499,000 and $6,715,000, respectively. As of December 31, 1997 the Letters of Credit under the Credit Facility included $5,624,000 that related to workers' compensation insurance and $1,091,000 associated with debt and other agreements. Mariner has used, and intends to continue to use, borrowings under the Credit Facility to finance the acquisition and development of additional subacute care facilities and related businesses, and for general corporate purposes, including working capital. Mariner's obligations under the Credit Facility are collateralized by a pledge of the stock of its subsidiaries and are guaranteed by all of the Company's subsidiaries. In addition, the Credit Facility is collateralized by mortgages on certain inpatient facilities of the Company's, leasehold mortgages on certain inpatient facilities leased by the Company, and security interests in certain other properties and assets of the Company and its subsidiaries. The Credit Facility matures on January 2, 2003 and provides for prime or LIBOR-based interest rate options. The borrowing availability and rate of interest varies depending upon specified financial ratios. The Credit Facility also contains covenants which, among other things, require the Company to maintain certain financial ratios and impose certain limitations or prohibitions on the Company with respect to the incurrence of indebtedness, liens and capital leases; the payment of dividends on, and the redemption or repurchase of, its capital stock;

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

     Accounts receivable (net of allowances) were $126,938,000 and $154,162,000 at December 31, 1996 and 1997, respectively. Estimated settlements due from third-party payors aggregated $18,912,000 and $34,335,000 at December 31, 1996 and 1997, respectively. The number of days sales in accounts receivable and estimated settlements due from third-party payors was approximately 78 days at December 31, 1996 and 82 days at December 31, 1997. The increase was primarily due to the change in fiscal intermediary during the second quarter of 1997 which resulted in processing delays related to its estimated settlements and an increase in accounts receivable at certain facilities acquired during 1997.

     In January 1996 Mariner completed the CSI Merger and its acquisition of certain related assets. In the merger, all of the issued and outstanding shares of capital stock of CSI were converted into the right to receive an aggregate of 5,853,656 shares of the Company's Common Stock and $7,000,000 in cash. In connection with the CSI Merger, Mariner acquired certain assets that are related to CSI's business from affiliates of CSI's stockholders for an aggregate of approximately $17,694,000 in cash and loaned an aggregate of $1,619,000 to the partnerships that sold certain assets to the Company. In addition, the Company acquired options to purchase 12 of the facilities leased by CSI from affiliates of CSI's stockholders at fair market value and made nonrefundable deposits of an aggregate of $13,155,000 with the lessors of the facilities subject to such options. The options are exercisable during specified periods between 1998 and 2010. The aggregate estimated fair market value as of the earliest exercise date of the options, and the aggregate purchase price for, the 12 facilities subject to the options is approximately $59,585,000 (which includes a deposit of $13,155,000 already paid by the Company). Mariner financed the cash consideration payable in these transactions with borrowings under the Credit Facility.

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

     In March 1996, Mariner acquired a primary care physician organization in the Orlando, Florida area. In this transaction, Mariner issued an aggregate of 48,722 shares of its Common Stock and paid an $1,500,000 in cash which was financed under the Credit Facility. This investment was subsequently written off in 1997.

     In May, 1996 the Company completed the 1996 Florida Acquisition which involved seven skilled nursing facilities and one assisted living facility with an aggregate of 960 beds in Florida, Tennessee and Kansas. All of the issued and outstanding shares of common stock were converted into the right to receive an aggregate of approximately $28,050,000 in cash. The Company financed the consideration paid in the 1996 Florida Acquisition with a portion of the net proceeds from the sale of the Notes and borrowings under its Credit Facility.

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

1997

     1997 Facility Acquisitions. During 1997, the Company acquired four skilled nursing facilities with a total of 587 beds in the Baltimore metropolitan area for a total purchase price of approximately $37,000,000 (the "1997 Facility Acquisitions"). The Company borrowed approximately $37,000,000 under its Credit Facility to finance these acquisitions. Goodwill of $22,000,000 was recorded in connection with these acquisitions.

     Prism and Related Rehabilitation Transaction. In October 1997, the Company completed its merger with Prism Health Group, Inc. (the "Prism Merger"). All of the issued and outstanding shares of Prism capital stock were converted into the right to receive an aggregate of approximately $84,300,000 in cash. In connection with the Prism Merger the Company also repaid approximately $9,500,000 in assumed debt and paid expenses of approximately $700,000 prior to the closing. Goodwill of approximately $91,000,000 was recorded in connection with this transaction. The Company borrowed approximately $94,500,000 under its Credit Facility to finance the Prism Merger.

     In June, 1997, the Company also acquired another rehabilitation company for a total purchase price of approximately $15,403,000. The Company made an initial payment of $2,000,000 and in 1998 paid an additional $3,135,000. These amounts were funded under the Company's Credit Facility. In addition, the Company entered into a 3 year, 7% interest bearing note for $5,134,000. The Company also agreed to pay the remaining $5,134,000 in contingent consideration over the next three years provided certain financial targets were met. Goodwill of $2,552,000 was recorded in connection with this acquisition.

     The assets acquired and liabilities assumed in connection with the aforementioned mergers and acquisitions have been included in the financial statements based on preliminary estimates of fair values and may be revised as additional information becomes available. As a result, the financial information included in the financial statements is subject to adjustment from subsequent revisions and estimates of fair value if any are necessary.

     Joint Ventures. The Company entered into three joint venture arrangements in connection with three of its facilities located in Maryland and North Carolina. The Company retained a 50% interest in two of the facilities and 60% in the third facility. The Company received a total of $5,349,000 of capital contributions from its joint venture partners and recognized a gain of approximately $1,659,000 from these transactions.

     Dispositions. The Company executed agreements to sell two nursing facilities in non-strategic locations. Total sales proceeds were $4,890,000 and a net pretax loss of $4,579,000 was recorded. For 1997, these facilities generated aggregate net revenues of $6,849,000 and income from continuing operations of $550,000.

     From January 1, 1998 through March 25, 1998, the Company also borrowed approximately $10,500,000 under the Credit Facility primarily to fund capital expenditures.

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

     The Company's capital expenditures for the years ended December 31, 1996 and 1997 were approximately $22,502,000 and $37,173,000, respectively. The Company's capital expenditures in 1997 included approximately $6,000,000 for improvements to the Company's information systems. The Company has currently budgeted approximately $45,000,000 for capital expenditures during 1998. The Company's currently planned capital expenditures include approximately $9,000,000 for upgrading the Company's information systems, approximately $21,000,000 for expansion of existing facilities, as well as the costs of maintaining the Company's inpatient facilities and offices, and approximately $12,000,000 for the completion of three new inpatient sites begun in 1997.

     Mariner believes that its future capital requirements will depend upon a number of factors, including cash generated from operations and the rate at which it acquires additional inpatient facilities or other health care services businesses and the rate at which it adds rehabilitation programs. Mariner expects to fund such capital expenditures with borrowings under its Credit Facility and cash from operations. Mariner currently believes that the cash from operations and borrowings under the Credit Facility will be sufficient to meet its needs through at least December 31, 1998.

RECENTLY ISSUED PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was issued in June 1997. This statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was also issued in June 1997. This statement requires that public business enterprises report certain information about operating segments and related disclosures about products and services, geographic areas and major customers.

     SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued in February 1998. This statement standardizes disclosure requirements for pension and other postretirement benefits, requires additional information on changes in benefit obligations and fair values of plan assets, and eliminates certain existing disclosure requirements.

     SFAS Nos. 130, 131 and 132 become effective in the Company's fiscal year ending December 31, 1998. The adoption of these statements are expected to have no impact on the Company's results of operations, financial position or cash flows and to produce no major changes in current disclosures.

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," in March 1998. This statement provides guidance as to whether certain internal-use software costs should be capitalized as a long-lived asset or expensed when incurred. SOP 98-1 becomes effective in the Company's fiscal year ending December 31, 1998, but may be adopted earlier. The Company is in the process of evaluating the requirements of SOP 98-1, but does not expect that it will materially affect its results of operations, financial position or cash flows. The Company has not yet decided whether it will adopt this standard in 1998.

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

DEPENDENCE ON REIMBURSEMENT BY THIRD-PARTY PAYORS

     Mariner derives a significant portion of its revenue from the Medicaid and Medicare programs. In the years ended December 31, 1995, 1996 and 1997, the Company derived 21%, 26%, and 31% respectively, of its revenue from Medicaid programs and 29%, 37%, and 35%, respectively, of its revenues from the Medicare program. These programs are subject to retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may decrease the level of program reimbursements to the Company. Funds received by the Company from the Medicare and Medicaid programs are subject to audit which can result in the Company having to refund overpayments. In addition, there can be no assurance that facilities owned, leased or managed by Mariner now or in the future that participate in the Medicare and Medicaid programs will initially meet or continue to meet the requirements for participation in the Medicare and Medicaid programs. Legislation and regulations have been proposed on the federal and state levels that would have the effect of materially limiting or reducing reimbursement levels for the Company's programs and services. Mariner cannot predict whether any of these proposals will be adopted or, if adopted, the effect (if any) such proposals will have on the Company. Furthermore, the Company has observed a nationwide change in the practices of its Medicare Fiscal Intermediaries which, on behalf of HCFA, the federal agency responsible for administering the Medicare program, have begun to aggressively and retrospectively change their position on previously approved costs. This change includes the reclassification of costs from reimbursable to non-reimbursable and the challenging of payment for costs which had traditionally been approved. In response to these challenges of the payment of Medicare costs on an industry-wide basis, the Company has provided additional reserve amounts for potential lower levels of Medicare reimbursement.

     In addition, Mariner provides certain services between subsidiary companies, some of which are charged at cost and others of which are charged at market rates. Mariner believes that the services which are charged at market rates qualify for an exception to Medicare's "related party rule" See "Government Regulation -- Medicare Related Party Rule" as defined in Item 1 of this Report. There can be no assurance, however, that HCFA will endorse Mariner's position and the Medicare reimbursement received for such services may be subject to audit and recoupment in future years.

     A majority of Mariner's provider and rehabilitation contracts provide for indemnification of the facilities for potential liabilities in connection with rehabilitation services. The Company's gross margins for its physical therapy services under Medicare's salary equivalency guidelines are significantly less than for its speech and occupational therapy services which are currently reimbursed by Medicare under the "prudent buyer" standard. There can be no assurance that actions ultimately taken by HCFA with regard to reimbursement rates for such therapy services will not materially adversely affect the Company's results of operations. See "Business -- Sources of Revenue" in Item 1 of this Report.

     In addition to reducing revenue from federal and state payors, the imposition of more stringent reimbursement guidelines or a decrease in the level of Medicare or Medicaid reimbursement for these services could adversely affect the ability of skilled nursing facilities or other health care providers that depend on Medicare or Medicaid reimbursement to pay the Company for rehabilitation program services and may cause such facilities to reduce the rates that they are willing to pay the Company for such services. Any significant decrease in Medicare or Medicaid reimbursement levels, or the imposition of significant restrictions on participation in Medicare or Medicaid programs, could have a material adverse effect on the Company. Certain states in which Mariner operates have undertaken a study of acuity levels and are considering changes in their reimbursement systems to take levels of acuity into account. Accordingly, there can be no assurance that the rates paid to Mariner by Medicare, Medicaid, private payors or by skilled nursing facilities under rehabilitation programs will continue to be adequate to reimburse the Company for the costs of providing services to covered beneficiaries. Mariner has also agreed under certain of its contracts with private payors (and intends to continue to agree as part of its business strategy) to provide certain health care services to covered patients on a case rate or capitated basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report and "Business -- Sources of Revenue" in
Item 1 of this Report.

FLUCTUATION OF QUARTERLY RESULTS OF OPERATIONS

     The Company's operating revenue and net income generally fluctuate from quarter to quarter. The fluctuation is related to several factors including: the timing of Medicaid rate increases, changes in the level of Medicare reimbursement, the timing of acquisitions in operating results of acquired facilities, overall census, payor mix, acuity levels, seasonal census cycles and the number of days in a given quarter. In addition, a significant amount of the Company's operating expenses are relatively fixed in the short term. As a result, if projected revenues are not realized in the expected period, the Company's operating results for that period could be adversely affected. Due to the foregoing factors, among others, it is possible that the Company's results of operations could fail to meet the expectations of securities analysts or investors. In such event, or in the event that adverse conditions prevail or are perceived to prevail, the price of the Company's Common Stock would likely be materially adversely affected.

HEALTH CARE REFORM

     The recently enacted Balanced Budget Act is intended to reduce Medicare payments by $115 billion over the next five years and makes extensive changes in the Medicare and Medicaid programs. In addition, private payors, including managed care payors, increasingly are demanding discounted fee structures and the assumption by healthcare providers of all or a portion of the financial risk of caring for patients. Efforts to impose greater discounts and more stringent cost controls by private payors are expected to continue. There can be no assurances that adequate reimbursement levels will continue to be available for services provided by the Company which are currently being reimbursed by Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on the Company's liquidity, financial condition and results of operations. In January, 1998, the Health Care Finance Administration ("HCFA") published new salary equivalency guidelines. These guidelines, which are effective April 1, 1998, will be used by Medicare fiscal intermediaries to determine the maximum allowable costs for rehabilitation services. Mariner is currently evaluating the effects of these new guidelines.

     Some of the states in which the Company operates are considering or have adopted various health care reform proposals and are considering reductions in their state Medicaid budgets. Mariner anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies and that public debate of these issues will likely continue in the future. The final provisions of the Balanced Budget Act have yet to be published and may be in force before public comment. The details of the final implementation of regulations may contain provisions which have an adverse effect on operations and payment. Additionally, provisions of the Balanced Budget Act may temporarily disrupt cash flow if the government's fiscal intermediaries fail to react in a timely fashion to the final regulations. In addition, the cost and service considerations which have generated proposals for health care reform have also resulted in, and are expected to continue to result in, strategic realignments and combinations in the health care industry which may, over time, have a significant impact on the Company's strategic direction and operating results. There can be no assurance that future legislation, health care or budgetary, or other changes in the governmental health care programs will not materially adversely affect the results of operations of Mariner. Concern about the potential effects of the proposed reform measures have contributed to the volatility of prices in securities of companies in health care and related industries, including the Company, and may similarly affect the price of the Company's Common Stock in the future. See "Business -- Government Regulation" in Item 1 of this Report.

PROSPECTIVE PAYMENT SYSTEM

     In August 1997, the Balanced Budget Act was passed mandating that traditional cost-based Medicare reimbursement for long-term care transition into a per-diem Prospective Payment System ("PPS"). This legislation essentially requires providers to prospectively manage the care of the patient and the resources that are consumed. Under PPS, each patient's clinical status is evaluated and placed into a payment category. The patient's payment category dictates the amount that the provider will receive to care for the patient on a daily basis.

     PPS is required to be phased in over four years beginning on July 1, 1998. The new federal rates that are utilized for Medicare reimbursement will be all inclusive of routine, capital and ancillary costs. The facility specific rate will be based upon 1995 allowable costs and will take exceptions into account if approved for that year. Exemptions will be included, but capped at 150% of the routine cost limit, and must be accounted for in a closed cost report prior to October 1, 1995. PPS will be phased in as follows:

          Year 1: 25% of the federal rate and 75% of the facility specific rate.
          Year 2: 50% of the federal rate and 50% of the facility specific rate.
          Year 3: 75% of the federal rate and 25% of the facility specific rate.
          Year 4:  100% of the federal specific rate.

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

     The Company is also subject to federal and state laws which govern financial and other arrangements between health care providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers, including physicians, that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include the federal "Stark legislations" which prohibit any remuneration for physician referrals, and, with limited exceptions, physician ownership of ancillary service providers and the federal "antikickback law" which prohibits, among other things, the offer, payment, solicitation, or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients. The Office of the Inspector General of the Department of Health and Human Services, the Department of Justice and other federal agencies interpret these fraud and abuse provisions liberally and enforce them aggressively. Recently federal laws and initiatives, including the Kennedy/Kassebaum Act and Operation Restore Trust, have significantly expanded the federal government's involvement in curtailing fraud and abuse and increased the monetary penalties for violation of these provisions. During 1997 both federal and various state governments and the federal government initiated numerous probes and investigations regarding the health care industry's operations and practices with a particular emphasis on billing practices and cost reporting practices. The federal government has and continues to marshall significant resources in pursuing and investigating fraud and abuse and false claim allegations. In addition, the government is actively soliciting cooperation from knowledgeable current or former employees to report suspected wrongdoing. State attorneys general and various branches of the federal government have indicated a desire to continue the aggressive pursuit of investigations and to impose both criminal and civil penalties and sanctions. In the event that Mariner becomes a target of such an investigation, it could have a significant adverse impact on Mariner's operations, profitability, growth strategy and financial condition. In addition, some states restrict certain business relationships between physicians and other providers of health care services. Many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs (including Medicare and Medicaid), asset forfeitures and civil and criminal penalties (including monetary penalties). These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. From time to time, the Company has sought guidance as to the interpretation of these laws; however, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the practices of the Company.

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

LEVERAGE

     As of December 31, 1997, the Company had approximately $584 million of outstanding indebtedness, which represented 63% of its total capitalization. In addition, the Company had approximately $17 million of availability under the Credit Facility. In 1997, the Company requested that its lenders increase the size of the Credit Facility to $460 million, extend the maturity of the Credit Facility and further reduce the restrictions which the Credit Facility imposes on the operations of the Company's business. This request was approved by the lenders on January 2, 1998. Although the Company's cash flow from operations has been sufficient to meet its debt service obligations in the past, there can be no assurance that the Company's operating results will continue to be sufficient for the Company to meet its debt service obligations. The Company's ability to comply with the terms of the Notes and the Credit Facility, to make cash payments with respect to the Notes and under the Credit Facility and to satisfy its other debt or to refinance any of such obligations will depend on the future performance of the Company, which in turn, is subject to prevailing economic conditions and financial and other factors beyond its control.

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

RESTRICTIONS IMPOSED BY INDEBTEDNESS

     The Credit Facility contains a number of covenants that, among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain assets, enter into sale and leaseback transactions, create liens, make capital expenditures and make certain investments or acquisitions and otherwise restrict corporate activities. In addition, under the Credit Facility, the Company is required to satisfy specified financial covenants, including total indebtedness to cash flow, total senior indebtedness to cash flow and minimum net worth tests. The ability of the Company to comply with such provisions may be affected by events beyond the Company's control. The breach of any of these covenants could result in a default under the Credit Facility. In the event of any such default, depending on the actions taken by the lenders under the Credit Facility, the Company could be prohibited from making any payments on the Notes. In addition, such lenders could elect to declare all amounts borrowed under the Credit Facility, together with accrued interest, to be due and payable. The Credit Facility is collateralized by the capital stock of the Company's subsidiaries and certain other assets of the Company's subsidiaries, and if the Company were unable to repay borrowings under the Credit Facility, the lenders under the Credit Facility (the "Banks") could proceed against their collateral. If the Banks or the holders of any other secured indebtedness were to foreclose on the collateral securing the Company's obligations to them, it is possible that there would be insufficient assets remaining after satisfaction in full of all such indebtedness to satisfy in full the claims of the holders of the Notes. The Indenture subjects the Company to certain restrictive covenants, including, among other things, covenants with respect to the following matters: (i) limitation on indebtedness; (ii) limitation on restricted payments; (iii) limitation on the incurrence of liens; (iv) restriction on the issuance of preferred stock of subsidiaries; (v) limitation on transactions with affiliates;
(vi) limitation on sale of assets; (vii) limitation on other senior subordinated indebtedness; (viii) limitation on guarantees by subsidiaries; (ix) limitation on the creation of any restriction on the ability of the Company's subsidiaries to make distributions; and (x) restriction on mergers, consolidations and the transfer of all or substantially all of the assets of the Company to another person. In addition, the loan instruments governing the indebtedness of certain of the Company's subsidiaries contain certain restrictive covenants which limit the payment of dividends and distributions, and the transfer of assets to, the Company and require such subsidiaries to satisfy specific financial covenants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 of this Report.

DEPENDENCE ON KEY PERSONNEL; DEMAND FOR PERSONNEL

     Mariner believes that it has benefited substantially from the leadership and experience of its executive officers and members of its management team. If such executive officers were to leave the Company, the Company's business and results of operations could be materially adversely affected. Further, the Company's growth strategy is dependent in large part on its ability to attract and retain management, marketing and other personnel at its facilities. From time to time, there have been shortages in the supply of available registered nurses, nurses aides and various types of therapists. Mariner's ability to provide rehabilitation services is dependent on its ability to recruit and retain licensed therapists. The Company competes with general acute care hospitals, skilled nursing facilities, rehabilitation hospitals, contract rehabilitation companies and other health care providers for the services of physicians, registered nurses, therapists and other professional personnel. There can be no assurance that the Company will be able to attract and retain the qualified personnel necessary for its business and planned growth. The loss of a significant number of members of this management team, or the failure to attract or retain the qualified personnel necessary for its business and planned growth, could have a material adverse effect on the Company's business and results of operations. The employees at nine of Mariner's skilled nursing facilities, representing approximately 5% of Mariner's work force, are represented by labor unions. Two contracts are currently under negotiation, one expires in December, 1998, two expire in January of 1999 and the remainder after the second quarter of 1999. In addition, the Company has experienced organizational activities at certain of its facilities. Management cannot predict the impact of continued or increased union representation or organizational activities on its future operations. Management of Mariner considers the relationship between Mariner and its employees to be good, but cannot predict whether it will face additional union activity. See
"Business -- Employees" and "Management" in Item 1 of this Report.

COMPETITION

     The health care industry is highly competitive. Mariner competes with general acute care hospitals, skilled nursing facilities, rehabilitation hospitals, contract rehabilitation companies and other health care providers. Many of the Company's competitors have underutilized facilities and are expanding into subacute care by converting some of their facilities into subacute units. In particular, a number of nursing care facilities and acute care hospitals are adding subacute units. The Company's facilities generally operate in communities that are also served by competing facilities, some of which may be newer or offer more programs. Many of these competitors have significantly greater resources than the Company and are affiliated with institutions or chains that are larger and have greater access to capital than the Company or operate on a non-profit or charitable basis. Cost containment efforts, which encourage more efficient utilization of hospital services, have resulted in decreased hospital occupancy in recent years. These cost containment efforts, as well as the prospect of health care reform, have also caused many health care providers to combine with other health care providers to achieve greater efficiencies and to reduce costs. The Company expects this trend, which may increase competition in its markets, to continue. See
"Business -- Competition" in Item 1 of this Report.

DEPENDENCE ON CONTRACT RENEWALS

     The Company provides rehabilitation program services pursuant to contracts with skilled nursing facilities and other parties. These contracts are generally for terms of one year and cancelable on 30 to 90 days' notice by either party. The number of rehabilitation contracts with skilled nursing facilities has increased from 429 as of December 31, 1996 to 480 as of December 31, 1997. In addition, each year a number of contracts have been canceled or not renewed by the Company or its clients. In October, 1997 the Company completed the Prism Merger, which added rehabilitation services contracts for approximately 150 sites (including 149 skilled nursing facilities). The decision by a significant number of Mariner's skilled nursing facility clients to cancel or not renew these contracts could have a material adverse effect on the Company's results of operations. See "Business -- Mariner Clinical Programs and Services" in Item 1 of this Report.

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

CONTROL BY SIGNIFICANT STOCKHOLDERS

     As of March 23, 1998 and based on their most recent filings with the Commission on Schedule 13D, one stockholder group (the former owners of CSI) reported beneficial ownership representing 20.8% of the Company's Common Stock. As a result of such holding and two seats on the board of directors, this stockholder group may have the ability to exert significant influence over the outcome of all matters submitted to the Company's stockholders for approval, including the election of directors.

ANTI-TAKEOVER PROVISIONS; STOCKHOLDER RIGHTS PLAN; POSSIBLE ISSUANCE OF PREFERRED STOCK

     The Company's Stockholders Rights Plan and certain provisions of the Company's certificate of incorporation and by-laws may make it more difficult for a third party to acquire, or discourage acquisition bids for, the Company. In addition, in the event of a change of control, the Credit Facility also contains an event of default upon a "change of control" as defined therein which obligates the Company to repay amounts outstanding under the Credit Facility upon an acceleration of the indebtedness issued thereunder. Further, if a "change in control" (as defined in the Indenture) should occur, each holder of the Notes has the right to require that the Company purchase such holder's Notes at a purchase price in cash equal to 101% of the principal amount of such Notes, plus accrued and unpaid interest thereon through the date of purchase. These provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. In addition, shares of Mariner's preferred stock may be issued in the future without further stockholder approval and upon such terms and conditions, having such rights, privileges and preferences, as the Board of Directors may determine. The rights of the holders of the Company's Common Stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. Mariner has no present plans to issue any shares of preferred stock. The Company may also issue additional shares of its Common Stock in the future without further stockholder approval. The issuance of preferred stock or additional shares of the Company's Common Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from acquiring, a majority of the outstanding voting stock of the Company.

SUBORDINATION

     The Notes are senior subordinated obligations of the Company and, as such, are subordinated in right of payment to all existing and future senior indebtedness of the Company, including indebtedness under the Credit Facility. The Notes rank pari passu with all senior subordinated indebtedness of the Company and will rank senior to all other subordinated indebtedness of the Company. The Notes will also be effectively subordinated to all existing and future liabilities of the Company's subsidiaries. As of March 25, 1998, the aggregate amount of senior indebtedness of the Company and indebtedness of the Company's subsidiaries (excluding intercompany indebtedness) that would have effectively ranked senior to the Notes would have been approximately $449.6 million. In addition, under the Indenture, the Company would have been permitted to borrow up to an additional $148.5 million under the Credit Facility and, provided certain tests are met, will be able to borrow additional senior indebtedness. In the event of a bankruptcy, liquidation or reorganization of the Company or in the event that any default in payment of, or the acceleration of, any debt occurs, holders of senior indebtedness of the Company will be entitled to payment in full from the proceeds of all assets of the Company prior to any payment of such proceeds to holders of the Notes. In addition, the Company may not make any principal or interest payments in respect of the Notes if any payment default exists with respect to senior indebtedness or any other default on Designated Senior Indebtedness (as defined in the Indenture) occurs and the maturity of such indebtedness is accelerated, or in certain circumstances prior to such acceleration for a specified period of time, unless, in any case, such default has been cured or waived, any such acceleration has been rescinded or such indebtedness has been repaid in full. Consequently, there can be no assurance that the Company will have sufficient funds remaining after such payments to make payments to the holders of the Notes.

HOLDING COMPANY STRUCTURE

     Substantially all of the Company's assets are held by its subsidiaries. As a result, the Company's rights and the rights of its creditors (including holders of the Notes) to participate in the distribution of assets of any subsidiary upon such subsidiary's liquidation or reorganization will be subject to the prior claims of such subsidiary's creditors, except to the extent that the Company is itself reorganized as a creditor of such subsidiary, in which case the claims of the Company would still be subject to the claims of any secured creditor of such subsidiary and of any holder of indebtedness of such subsidiary senior to that held by the Company. As of March 25, 1998 the Company's subsidiaries would have had approximately $138.1 million of indebtedness (excluding intercompany indebtedness and indebtedness outstanding under the Credit Facility which is guaranteed by the Company's subsidiaries) outstanding.

     The Notes are obligations exclusively of the Company. The Notes are not guaranteed by any of the Company's subsidiaries. Since the operations of the Company are currently conducted through subsidiaries, the Company's cash flow and its ability to service its debt, including the Notes, is dependent upon the earnings of its subsidiaries and distributions to the Company. The subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay amounts due pursuant to the Notes or to make any funds available therefore. In addition, all of the Company's subsidiaries have guaranteed the obligations of the Company under the Credit Facility. Moreover, the payment of dividends and the making of loan advances to the Company by its subsidiaries are contingent upon the earnings of those subsidiaries and are subject to various business considerations and, for certain subsidiaries, restrictive loan covenants contained in the instruments governing the indebtedness of such subsidiaries, including covenants which restrict in certain circumstances the payment of dividends and distributions and the transfer of assets to the Company.

IMPACT OF THE YEAR 2000 ISSUE

     The Company has made an initial review of issues related to the Year 2000 and does not expect that it will have a material impact on the Company's business, operations or financial condition. However, the Company could be adversely impacted by the Year 2000 issue if its key suppliers and other third parties do not address the issue successfully. The Company is addressing these risks in order to reduce the impact on the Company.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mariner Health Group, Inc. and subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
February 10, 1998

                  MARINER HEALTH GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1996           1997
                                                              ------------   ------------
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................    $  4,616      $    3,627
  Accounts receivable, less allowance for doubtful accounts
     of $11,872 and $16,046 respectively....................     126,938         154,162
  Estimated settlements due from third-party payors.........      18,912          34,335
  Prepaid expenses and other current assets.................       8,880          19,268
  Deferred income tax benefit...............................      11,008           8,560
                                                                --------      ----------
     Total current assets...................................     170,354         219,952
Property, plant and equipment, net..........................     386,425         415,948
Goodwill, net of accumulated amortization of $10,561 and
  $18,170, respectively.....................................     280,803         382,459
Intangible and other assets, net of accumulated amortization
  of $5,813 and $7,315, respectively........................      20,991          24,670
Restricted cash and cash equivalents........................       2,885           2,888
Deferred income tax benefit.................................      19,775          29,852
                                                                --------      ----------
          Total assets......................................    $881,233      $1,075,769
                                                                ========      ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt and capital lease
     obligations............................................    $  8,030      $   13,911
  Accounts payable..........................................      31,024          26,943
  Accrued payroll...........................................       9,944          17,454
  Accrued vacation..........................................       8,235          10,955
  Other accrued expenses....................................      41,141          44,874
  Deferred income taxes.....................................          25              43
  Other liabilities.........................................       3,801           3,519
                                                                --------      ----------
     Total current liabilities..............................     102,200         117,699
Long-term debt and capital lease obligations................     415,236         570,483
Deferred income taxes.......................................      18,073          17,307
Deferred gain...............................................       1,955           1,789
Other long-term liabilities.................................      18,981          27,673
                                                                --------      ----------
     Total liabilities......................................     556,445         734,951
Commitments and contingencies (Note 16)
Stockholders' equity
Common stock, $.01 par value; 50,000,000 shares authorized;
  28,978,225 and 29,447,614 issued and outstanding at
  December 31, 1996 and 1997, respectively..................         290             295
Additional paid-in capital..................................     312,786         317,216
Unearned compensation.......................................          (8)             --
Retained earnings...........................................      11,720          23,307
                                                                --------      ----------
     Total stockholders' equity.............................     324,788         340,818
                                                                --------      ----------
          Total liabilities and stockholders' equity........    $881,233      $1,075,769
                                                                ========      ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                  MARINER HEALTH GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1995        1996        1997
                                                             --------    --------    --------
Net patient service revenue................................  $337,635    $578,755    $714,623
Other revenue..............................................    17,171      12,054      18,853
                                                             --------    --------    --------
Total operating revenue....................................   354,806     590,809     733,476
                                                             --------    --------    --------
Operating expenses:
  Facility operating costs.................................   276,633     465,226     563,646
  Corporate general and administrative expense.............    39,830      46,401      62,052
                                                             --------    --------    --------
                                                              316,463     511,627     625,698
  Interest expense.........................................     4,440      26,853      40,327
  Interest income..........................................      (842)       (597)       (375)
  Facility rent expense, net...............................     1,830       3,727       4,421
  Depreciation and amortization expense....................    11,397      21,376      27,499
  Asset impairment loss....................................        --          --      10,486
                                                             --------    --------    --------
     Total operating expenses..............................   333,288     562,986     708,056
Operating income...........................................    21,518      27,823      25,420
Net loss on sale of assets.................................        (6)       (826)     (2,920)
                                                             --------    --------    --------
Income before income taxes and extraordinary items.........    21,512      26,997      22,500
Net provision for income taxes.............................    (7,892)    (10,799)    (10,913)
                                                             --------    --------    --------
Income before extraordinary items..........................    13,620      16,198      11,587
Extraordinary items........................................    (1,138)         --          --
                                                             --------    --------    --------
Net income.................................................  $ 12,482    $ 16,198    $ 11,587
                                                             ========    ========    ========
Net income per diluted share:
  Income from continuing operations before extraordinary
     items.................................................     $0.60       $0.55       $0.39
  Extraordinary items......................................     (0.05)         --          --
                                                             --------    --------    --------
  Net income per diluted share.............................     $0.55       $0.55       $0.39
                                                             ========    ========    ========
Income per share
  diluted..................................................     $0.55       $0.55       $0.39
  basic....................................................     $0.55       $0.56       $0.40
Shares used in per share computation:
  diluted..................................................    22,755      29,210      29,885
  basic....................................................    22,502      28,721      29,226

   The accompanying notes are an integral part of the consolidated financial statements.

                  MARINER HEALTH GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1995        1996         1997
                                                              --------    ---------    ---------
Cash flows provided by (used in) operating activities:
  Net income................................................  $ 12,482    $  16,198    $  11,587
  Adjustments to reconcile net income to cash provided by
    (used in) operating activities:
  Depreciation and amortization.............................    11,418       22,274       28,781
  Amortization of deferred gain.............................    (1,468)        (167)        (156)
  Amortization of stock plan................................        --           --            8
  Loss on facility closure..................................     1,801          826           --
  Extraordinary item-loss due to early retirement of debt...     1,138           --           --
  Non-recurring charges.....................................        --          850           --
  Net loss on disposal of assets............................        20        1,061        4,420
  Asset impairment loss.....................................        --           --       10,486
  Earnings from partnerships................................       (14)          --           --
  Provisions for bad debt...................................     3,698        2,738        4,448
  Deferred income taxes.....................................      (824)       6,313        2,881
  Changes in operating assets and liabilities:
  Increase in accounts receivable...........................   (40,787)     (24,848)     (19,080)
  (Increase) decrease in estimated settlements from third
    party payors............................................    (7,156)         235      (13,621)
  (Increase) decrease in prepaid expenses and other current
    assets..................................................    (3,397)       1,059       (9,741)
  Increase (decrease) in accounts payable...................     3,778       10,968       (4,845)
  Increase (decrease) in accrued liabilities................     6,884       (4,779)      (3,773)
  Decrease in other current liabilities.....................      (166)      (6,921)         298
                                                              --------    ---------    ---------
    Net cash provided by (used in) operating activities.....   (12,593)      25,807       11,693
                                                              --------    ---------    ---------
Cash flows used in investing activities:
  Purchase of property, plant and equipment.................   (11,943)     (22,502)     (37,173)
  Proceeds from sale of plant, property and equipment.......        --        3,080        4,890
  Increase in other assets..................................    (3,210)     (35,500)      (9,732)
  Payments related to prior acquisitions....................     1,055           --       (2,062)
  (Increase) decrease in restricted cash....................       756            4           (3)
  Cash paid for acquisitions, net of cash acquired..........   (52,389)    (168,697)    (138,789)
  Purchase deposits.........................................   (19,500)          --           --
                                                              --------    ---------    ---------
    Net cash used in investing activities...................   (85,231)    (223,615)    (182,869)
                                                              --------    ---------    ---------
Cash flows from financing activities:
  Drawings on line of credit................................    80,775      217,481      319,000
  Proceeds from debt offering, net..........................        --      149,666           --
  Repayments of debt........................................   (17,921)    (173,063)    (158,232)
  Exercise of stock options.................................     1,008        3,887        3,595
  Shares issued under employee stock purchase plan..........       400          310          475
  Investments from joint venture partners...................        --           --        5,349
  Other increases from financing activities.................       439           57           --
                                                              --------    ---------    ---------
    Net cash provided by financing activities...............    64,701      198,338      170,187
                                                              --------    ---------    ---------
Increase (decrease) in cash and cash equivalents............   (33,123)         530         (989)
Cash and cash equivalents at beginning of year..............    37,209        4,086        4,616
                                                              --------    ---------    ---------
Cash and cash equivalents at end of year....................  $  4,086    $   4,616    $   3,627
                                                              ========    =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                  MARINER HEALTH GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  COMMON STOCK

                                                                                     RETAINED
                                                       ADDITIONAL                    EARNINGS
                                                PAR     PAID-IN       UNEARNED     (ACCUMULATED
                                   SHARES      VALUE    CAPITAL     COMPENSATION     DEFICIT)      TOTAL
                                 -----------   -----   ----------   ------------   ------------   --------
Balance at December 31, 1994...   22,365,818   $224     $244,985       $(101)        $(16,960)    $228,148
  Net income...................                                                        12,482       12,482
  Exercise of options..........      140,201      1        1,013                                     1,014
  Shares purchase under
     Employee Stock Purchase
     Plan......................       32,365                 400                                       400
  Issuance of Common Stock.....        1,624                   3                                         3
  Tax benefit arising from
     exercise of employee stock
     options...................                              326                                       326
  Cancellation of options......                              (67)         67                            --
  Amortization of stock plan
     expense...................                                           19                            19
                                 -----------   ----     --------       -----         --------     --------
Balance at December 31, 1995...   22,540,008    225      246,660         (15)          (4,478)     242,392
  Net income...................                                                        16,198       16,198
  Exercise of options..........      491,702      5        3,882                                     3,887
  Issuance of warrants.........                              850                                       850
  Warrants exercised...........       17,177                  55                                        55
  Shares purchased under
     Employee Stock Purchase
     Plan......................       26,958                 310                                       310
  Issuance of Common Stock.....    5,902,380     60       59,576                                    59,636
  Tax benefit arising from
     exercise of employee stock
     options...................                            1,453                                     1,453
  Amortization of stock plan
     expense...................                                            7                             7
                                 -----------   ----     --------       -----         --------     --------
Balance at December 31, 1996...   28,978,225    290      312,786          (8)          11,720      324,788
  Net income...................                                                        11,587       11,587
  Exercise of options..........      402,753      5        3,590                                     3,595
  Shares purchased under
     Employee Stock Purchase
     Plan......................       66,636                 475                                       475
  Issuance of Common Stock Tax
     benefit arising from
     exercise of employee stock
     options...................                              365                                       365
  Amortization of stock plan
     expense...................                                            8                             8
                                 -----------   ----     --------       -----         --------     --------
Balance at December 31, 1997...   29,447,614   $295     $317,216          --         $ 23,307     $340,818
                                 ===========   ====     ========       =====         ========     ========

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

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and any investments in which the Company has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                  MARINER HEALTH GROUP, INC. AND SUBSIDIARIES

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

     Under arrangements in which the Company bills a skilled nursing facility for its rehabilitation services on a fee for service basis, Medicare reimburses the facility based on a reasonable cost standard. Specific guidelines exist for evaluating the reasonable cost of physical, occupational and speech therapy services. Medicare applies salary-equivalency guidelines in determining the reasonable cost of physical therapy services, which is the cost that would be incurred if the therapist were employed by a nursing facility, plus an amount designed to compensate the provider for certain general and administrative overhead costs. Medicare pays for occupational and speech therapy services on a reasonable cost basis, subject to the so-called "prudent buyer" rule for evaluating the reasonableness of the costs. The Company's gross margins for its physical therapy services under the salary equivalency guidelines are significantly less than for its speech and occupational therapy services under the "prudent buyer" rule. In addition, Mariner provides certain services between subsidiary companies, some of which are charged at cost and others of which are charged at market rates. Mariner believes that the services which are charged at market rates qualify for an exception to Medicare's related party rule. There can be no assurance, however, that the Health Care Finance Administration ("HCFA") will endorse Mariner's position and the Medicare reimbursement received for such services may be subject to audit and recoupment in future years.

     In April 1995, HCFA issued a memorandum to its Medicare fiscal intermediaries as a guideline to assess costs incurred by inpatient providers relating to payment of occupational and speech language pathology services furnished under arrangements that include contracts between therapy providers and inpatient providers. While not binding on the fiscal intermediaries, the memorandum suggested certain rates to assist the fiscal intermediaries in making annual "prudent buyer" assessments of speech and occupational therapy rates paid by inpatient providers. In addition, HCFA has promulgated new salary equivalency guidelines

                  MARINER HEALTH GROUP, INC. AND SUBSIDIARIES which will update current physical therapy and respiratory therapy rates and establish new guidelines for occupational therapy and speech therapy. Mariner is in the process of determining whether these new proposals will have a material effect on its rehabilitation operations. HCFA through its intermediaries is also subjecting physical therapy, occupational therapy and speech therapy to a heightened level of scrutiny resulting in increasing audit activity. A majority of Mariner's provider and rehabilitation contracts provide for indemnification of the facilities for potential liabilities in connection with reimbursement for rehabilitation services. There can be no assurance that actions ultimately taken by HCFA with regard to reimbursement rates for such therapy services will not materially adversely affect the Company's results of operations.

     During 1996, the Company observed a change in the practices of its Medicare fiscal intermediaries which, on behalf of HCFA, the federal agency responsible for administering the Medicare program, had begun to aggressively and retrospectively change their position on previously approved costs. This change includes the reclassification of costs from reimbursable to non-reimbursable and the challenging of payment for costs which had traditionally been approved. In response to these challenges of the payment of Medicare costs, in the third quarter of 1996, the Company changed its estimate of required reserves and provided an additional $10,000,000 reserve for potential lower levels of Medicare reimbursement.

  Other Revenue

     Other revenue consists primarily of fees earned from contracts to manage inpatient sub-acute care units of non-affiliated health care facilities and, in 1995, includes fees of $11,227,000 relating to the management of certain Convalescent Services, Inc. ("CSI") facilities, many of which were subsequently acquired. A director, officer and stockholder of CSI during 1995 was also a director of the Company during the period in which these fees were earned (see
Note 3).

  Facility Operating Costs

     Facility operating costs include nursing expenses for the years ended December 31, 1995, 1996 and 1997 of $50,738,000, $69,950,000 and $132,862,000
respectively. All other expenses included in facility operating costs, such as rehabilitation and ancillary services, administration, dietary and plant operations, for the years ended December 31, 1995, 1996 and 1997, were $225,895,000, $395,276,000 and $430,784,000 respectively.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Betterments and major renewals are capitalized and included in property and equipment, while repairs and maintenance are charged to expense as incurred. Upon retirement or sale of assets, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the statement of operations. Interest associated with construction projects is capitalized and included in the basis of the property.

     The provision for depreciation is computed using the straight-line method. Depreciation provisions are based on estimated useful lives as follows:

        Building and improvements -- 15-40 years

        Furniture and equipment -- 3-8 years

        Leasehold rights and improvements -- Over the shorter of the remaining term of the lease or life of the asset

        Software -- 3-7 years

                  MARINER HEALTH GROUP, INC. AND SUBSIDIARIES

  Impairment of Long-Lived Assets

     The Company periodically reviews the carrying value of its long-lived assets (primarily property, plant and equipment and intangible assets) to assess the recoverability of these assets; any impairments would be recognized in operating results if a permanent diminution in value were to occur. As part of this assessment, the Company reviews the expected future net operating cash flows from its facilities, as well as the values determined in connection with various refinancings.

     During 1997, the Company recorded losses on long-lived assets where those events or circumstances indicated that the assets were impaired. The impairment charge was the difference between the carrying value and the estimated fair value of the assets. The Company estimated fair values based on sales prices for comparable assets. The total impairment of long-lived assets was $10,486,000, $5,400,000 after income taxes, of which $2,886,000 related to various physician practices and $2,514,000 related to skilled nursing facilities.

  Goodwill, Intangibles and Other Assets

     Goodwill, intangibles and other assets primarily consist of amounts identified in connection with certain acquisitions accounted for under the purchase method, and certain deferred costs which were incurred in connection with various financings.

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

     During 1996, the Company wrote-off approximately $14,007,000 of fully amortized goodwill and approximately $2,585,000 of fully amortized other intangible assets. Amortization expense related to goodwill and intangible assets for the years ended December 31, 1995, 1996 and 1997 was $3,112,000, $6,158,000 and $8,911,000 respectively.

  Income Taxes

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for deferred income taxes. The Company's policies regarding depreciation and amortization for financial reporting purposes differ from those used for tax purposes, thereby giving rise to deferred income taxes. For Federal income tax purposes, Mariner Health Group, Inc. and its subsidiaries file a consolidated income tax return.

  Net Income Per Common and Common Equivalent Share

     During 1997, the Company adopted SFAS No. 128, "Earnings Per Share." This standard is designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. See Note 18.

  Recently Issued Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was issued in June 1997. This statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements.

                  MARINER HEALTH GROUP, INC. AND SUBSIDIARIES

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was also issued in June 1997. This statement requires that public business enterprises report certain information about operating segments and related disclosures about products and services, geographic areas and major customers.

     SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued in February 1998. This statement standardizes disclosure requirements for pension and other postretirement benefits, requires additional information on changes in benefit obligations and fair values of plan assets, and eliminates certain existing disclosure requirements.

     SFAS Nos. 130, 131 and 132 become effective in the Company's fiscal year ending December 31, 1998. The adoption of these statements are expected to have no impact on the Company's results of operations, financial position or cash flows and to produce no major changes in current disclosures.

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," in March 1998. This statement provides guidance as to whether certain internal-use software costs should be capitalized as a long-lived asset or expensed when incurred. SOP 98-1 becomes effective in the Company's fiscal year ending December 31, 1998, but may be adopted earlier. The Company is in the process of evaluating the requirements of SOP 98-1, but does not expect that it will materially affect its results of operations, financial position or cash flows. The Company has not yet decided whether it will adopt this standard in 1998.

3.  MERGERS AND ACQUISITIONS

     On January 9, 1995, the Company, Convalescent Services, Inc. ("CSI"), CSI's stockholders (the "CSI Stockholders") and certain of their affiliates entered into certain agreements governing the merger (the "CSI Merger") of Blue Corporation, a Georgia corporation and wholly owned subsidiary of the Company, with and into CSI and the acquisition of certain related assets. CSI operated subacute-oriented skilled nursing facilities that provided restorative nursing care and specialty medical services, including rehabilitation programs, respiratory therapy, infusion therapy, wound care treatment and Alzheimer disease management. The Company acquired 25 skilled nursing facilities, one rehabilitation hospital and one continuing care retirement community, with an aggregate of 3,801 beds in connection with this transaction. On January 2, 1996 the CSI Merger was consummated.

     On March 1, 1996, the Company consummated a merger with MedRehab, a company whose primary business was contract rehabilitation therapy. Mariner issued an aggregate of approximately 2,312,500 shares of its Common Stock for all of MedRehab's outstanding capital stock and options to purchase MedRehab capital stock in a merger that was accounted for as a pooling of interests.

     Operating results for the separate companies for the period immediately preceding the acquisition are as follows:

                                             MARINER     MEDREHAB    COMBINED
                                             --------    --------    --------
Twelve months ended December 31, 1995:
  Total revenue............................  $298,049    $56,757     $354,806
  Extraordinary items......................    (1,138)        --       (1,138)
  Net income...............................    11,535        947       12,482

     The combined financial results presented above include adjustments made to conform accounting policies of the two companies. There were no intercompany transactions between the two companies for the period presented. As of December 31, 1996 and 1997, other accrued expenses includes $2,009,000 and $377,000,

                  MARINER HEALTH GROUP, INC. AND SUBSIDIARIES respectively, which has been accrued primarily to pay remaining scheduled severance amounts to certain employees.

     In March 1996, Mariner acquired a primary care physician organization in the Orlando, Florida area. In this transaction, Mariner issued an aggregate of 48,722 shares of its Common Stock and paid an aggregate of $1,500,000 in cash which was financed under the senior secured revolving credit facility with a syndicate of banks ("Credit Facility"). The Company has recorded a total of $2,400,000 in goodwill related to this transaction. This investment was subsequently written off in 1997.

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

     In the fourth quarter of 1996, Mariner consummated its acquisition of certain assets of Allegis Health Services, Inc. ("Allegis") and certain of its affiliates. Under the terms of the acquisition agreement, the Company purchased five inpatient facilities, assumed two operating leases and one capital lease and purchased Allegis' institutional pharmacy and its rehabilitation program management subsidiary. The total purchase price of $110,000,000 consisted of the assumption of $12,000,000 in debt, including the capital lease of approximately $5,000,000, and $98,000,000 in cash. Under the terms of the agreement, $103,000,000 of the purchase price was paid at the closings during the fourth quarter of 1996. Approximately $98,500,000 of that amount plus certain closing costs was borrowed under the Credit Facility. The remaining $2,000,000 was paid in 1997 once certain financial performance conditions for 1996 were confirmed. Goodwill was adjusted to a total of $73,400,000 for this transaction.

     On October 1, 1996, the Company acquired a 163-bed facility in Jacksonville, Florida. The total purchase price was $9,850,000. Mariner funded the purchase price by assuming two HUD mortgages in the aggregate principal amount of approximately $4,236,000. The Company borrowed $6,500,000 under its Credit Facility to fund the remainder of the cash portion of the purchase price and to replace reserves required by the HUD mortgage agreements. Of the total purchase price, approximately $4,100,000 million was accounted for as goodwill.

     During 1996, all acquisitions were accounted for as purchases except for the merger with MedRehab Inc. which was accounted for as a pooling of interests. In connection with the CSI and 1996 Florida Acquisitions, the Company posted additional purchase accounting reserves in the fourth quarter of 1996 of $9,000,000, consisting of $7,000,000 for third party settlements and $2,000,000 for litigation.

     1997 Facility Acquisitions. During 1997, the Company acquired four skilled nursing facilities with a total of 587 beds in the Baltimore metropolitan area for a total purchase price of approximately $37,000,000 (the "1997 Facility Acquisitions"). The Company borrowed approximately $37,000,000 under its Credit Facility to finance these acquisitions. Goodwill of $22,000,000 was recorded in connection with these acquisitions.

     Prism and Related Rehabilitation Transaction. In October 1997, the Company completed its merger with Prism Health Group, Inc. (the "Prism Merger"). All of the issued and outstanding shares of Prism capital stock were converted into the right to receive an aggregate of approximately $84,300,000 in cash. In connection with the Prism Merger the Company also repaid approximately $9,500,000 in assumed debt and paid expenses of approximately $700,000 prior to the closing. Goodwill of approximately $91,000,000 was recorded in connection with this transaction. The Company borrowed approximately $94,500,000 under its Credit Facility to finance the Prism Merger.

                  MARINER HEALTH GROUP, INC. AND SUBSIDIARIES

     In June, 1997, the Company also acquired another rehabilitation company for a total purchase price of approximately $15,403,000. The Company made an initial payment of $2,000,000 and in 1998 paid an additional $3,135,000. These amounts were funded under the Company's Credit Facility. In addition, the Company entered into a 3 year, 7% interest bearing note for $5,134,000. The Company also agreed to pay an additional $5,134,000 in contingent consideration over the next three years provided certain financial targets were met. Goodwill of $2,552,000 was recorded in connection with this acquisition.

     The assets acquired and liabilities assumed in connection with the aforementioned mergers and acquisitions have been included in the financial statements based on preliminary estimates of fair values and may be revised as additional information becomes available. As a result, the financial information included in the financial statements is subject to adjustment from subsequent revisions and estimates of fair value if any are necessary.

     In the fourth quarter of 1997 the Company incurred $7,180,000 of costs related to office closings, abandonment of certain furniture and equipment and other expenses related to consolidation of the Company's rehabilitation operations. Additional expenses of $9,324,000, including $5,713,000 for severance, payroll, and relocation costs, $2,077,000 for office closings and related expenses and $1,534,000 related to bank fees were recorded in connection with the Prism merger.

     Joint Ventures. The Company entered into three joint venture arrangements at three of its facilities located in Maryland and North Carolina. The Company retained a 50% interest in two of the facilities and 60% of the third facility. The Company received a total of $5,349,000 of capital contributions from its joint venture partners and recognized a gain of approximately $1,659,000 from these transactions.

     All 1997 acquisitions were accounted for as Purchases.

4.  DISPOSITION OF FACILITIES

     The Company executed agreements to sell two nursing facilities in non-strategic locations. Total sales proceeds were $4,890,000 and a net pretax loss of $4,579,000 was recorded. For 1997, these facilities generated aggregate net revenues of $6,849,000 and income from continuing operations of $550,000.

5.  CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments in money market funds and repurchase agreements with a financial institution and trade receivables. Of the Company's accounts receivable and estimated settlements due from third party payors are 24% and 20% from Medicaid and 31% from Medicare at December 31, 1996 and 1997, respectively. There have been, and the Company expects that there will continue to be, a number of proposals to limit reimbursement allowable to skilled nursing facilities. Should the related government agencies suspend or significantly reduce contributions to these programs, the Company's ability to collect on its receivables would be adversely affected. Management believes that the remaining receivable balances from various payors, including individuals involved in diverse activities, subject to differing economic conditions, do not represent a concentration of credit risk to the Company. Management continually monitors and adjusts its allowance for doubtful accounts and contractual allowances associated with its receivables. Federal law limits the degree to which states are permitted to alter Medicaid programs.

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

                  MARINER HEALTH GROUP, INC. AND SUBSIDIARIES

     In April 1993, one of the facilities was sold and leased back A gain on the sale totaling $1,815,000 was deferred and was being amortized over 7 years, the term of the lease. The Company initiated a significant change in business focus at this facility during 1995. The facility was purchased on November 1, 1995. Effective January 1, 1996 a portion of the building was leased to an unrelated long-term care company. The remaining portion of the building is leased as office space. Upon effecting these transactions, the Company recognized the remaining deferred gain of $1,135,000 which was offset by the write-off of certain capitalized costs of $2,887,000 for a net loss of $1,752,000 which is included in facility operating expenses.

     In November 1993, the second facility was sold and leased back. A gain on the sale totaling $1,783,000 has been deferred and is being amortized over 10 years, the term of the lease. The unamortized amount of this deferred gain totaled $1,244,000 and $1,078,000 at December 31, 1996 and 1997, respectively. Additional deferred gains of $711,000 relate to transactions with Pinnacle Care in 1994.

7.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following (in thousands):

                                                           DECEMBER 31,
                                                     ------------------------
                                                       1996            1997
                                                     --------        --------
Land and improvements..............................  $ 32,433        $ 33,822
Building and improvements..........................   329,141         340,273
Furniture and equipment............................    63,361          68,826
Leasehold rights and improvements..................     2,841           8,791
Software...........................................     2,348           8,691
Construction in progress...........................     3,850          17,654
                                                     --------        --------
                                                      433,974         478,057
Less: accumulated depreciation.....................   (47,549)        (62,109)
                                                     --------        --------
                                                     $386,425        $415,948
                                                     ========        ========

     Depreciation expense related to property, plant and equipment for the years ended December 31, 1995, 1996 and 1997 was $8,285,000, $15,218,000 and
$18,588,000, respectively.

     Interest costs associated with construction or renovations are capitalized in the period in which they are incurred. No interest was capitalized during 1995 or 1996. Capitalized interest in 1997 amounted to approximately $878,000.

     Included in property, plant and equipment is equipment, furniture, land and buildings under capital leases with cost bases totaling $94,582,000 and $94,763,000 at December 31, 1996 and 1997, respectively. Accumulated amortization on equipment under capital leases is approximately $2,479,000 and $4,424,000 at December 31, 1996 and 1997, respectively.

8.  RESTRICTED CASH AND CASH EQUIVALENTS

     Approximately $2,885,000 and $2,888,000 of the Company's cash is restricted for capital improvements and collateral under the terms of various financing arrangements at December 31, 1996 and 1997, respectively. This includes amounts related to debt assumed in connection with certain acquisitions.

                  MARINER HEALTH GROUP, INC. AND SUBSIDIARIES

9.  ACCRUED EXPENSES

     At December 31, 1997, accrued expenses include approximately $10,890,000 for employee benefits and withholdings, $7,342,000 for interest, $5,497,000 for income and property related taxes, and $7,050,000 for asset impairments.

10.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consist of the following:

                                                           DECEMBER 31,
                                                     ------------------------
                                                       1996            1997
                                                     --------        --------
                                                          (IN THOUSANDS)
Senior Subordinated Notes..........................  $149,691        $149,724
Revolving credit and term loan agreement...........   132,000         301,000
Capital lease obligations..........................    76,502          73,225
Mortgage loans.....................................    51,232          50,704
Tax exempt low floater with annual maturities of
  $395,000 through October 2010....................     5,480           5,085
Term loans and other...............................     8,361           4,656
                                                     --------        --------
                                                      423,266         584,394
Current maturities of long-term debt...............    (4,802)         (6,171)
Current portion of capital lease obligations.......    (3,228)         (7,740)
                                                     --------        --------
                                                     $415,236        $570,483
                                                     ========        ========

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

     Mariner has a $460,000,000 senior secured revolving credit facility with a syndicate of banks (the "Credit Facility"). As of October 3, 1997, the Company entered into an amendment to the Credit Facility to increase borrowing capacity to $325,000,000 from $250,000,000, As of January 2, 1998 the terms were amended to increase the size of the Credit Facility to $460,000,000, extend the maturity of the Credit Facility and reduce certain restrictions that the Credit Facility imposes on the operations of the business of the Company and its subsidiaries. As of December 31, 1996 and 1997, principal balances outstanding under the Credit Facility were approximately $132,000,000 and $301,000,000 respectively, and letters of credit outstanding under this facility were approximately $5,499,000 and $6,715,000. As of December 31, 1997 the letters of credit under the Credit Facility were $5,624,000 that related to workers compensation insurance and $1,091,000 associated with debt and other agreements. Mariner has used, and intends to continue to use, borrowings under the Credit Facility to finance the acquisition and development of additional subacute care facilities and related businesses, and for

                  MARINER HEALTH GROUP, INC. AND SUBSIDIARIES general corporate purposes, including working capital. Mariner's obligations under the Credit Facility are collateralized by a pledge of the stock of its subsidiaries and are guaranteed by all of the Company's subsidiaries. In addition, the Credit Facility is collateralized by mortgages on certain of the Company's inpatient facilities, leasehold mortgages on certain inpatient facilities leased by the Company, and security interests in certain other properties and assets of the Company and its subsidiaries. The Credit Facility matures on January 2, 2003 and provides for prime or LIBOR-based interest rate options. The borrowing availability and rate of interest varies depending upon specified financial ratios. The Credit Facility also contains covenants which, among other things, require the Company to maintain a minimum fixed charge coverage ratio, maximum leverage ratio, minimum net worth, senior indebtedness to cash flow from operations, total indebtedness to consolidated cash flows from operations and ratio of total indebtedness to consolidated cash flow. Additional covenants include limitations or prohibitions on the Company with respect to the incurrence of indebtedness, senior indebtedness, liens and capital leases; the payment of dividends on, and the redemption or repurchase of, its capital stock; investments and acquisitions, including acquisitions of new facilities; the merger or consolidation of the Company with any person or entity; and the disposition of any of the Company's properties or assets. The weighted average interest rate on the outstanding balances at December 31, 1996 and 1997 was 7.13% and 8.00% per annum, respectively.

     Term loans at December 31, 1996 and 1997 consist primarily of the notes payable in connection with the January 1993 purchase of the contract therapy business, the 1994 purchase of a pharmacy and home health care business, the MedRehab merger, an airplane, notes payable in connection with the purchase of three physicians practices and a non-interest bearing term note in connection with the Prism acquisition. A total of $1,210,000 of term loans are unsecured. An airplane is pledged as collateral on the note given at the purchase date. Interest accrues at rates ranging from 8% to 12% per annum.

     At December 31, 1997, mortgage loans collateralized by the properties included $8,494,000 on one facility related to the purchase of a previously leased facility, $8,419,000 in mortgages guaranteed by HUD, $17,035,000 for facilities acquired in the 1996 Florida Acquisition, $9,259,000 for former CSI facilities, and $7,497,000 related to Allegis facilities. These notes bear interest rates ranging from 8.0% to 11.5% per annum, with terms expiring from August, 1998 to April, 2011.

     In November 1993, the Company refinanced the certain debt instruments replacing them with a Tax-Exempt Low Floater instrument collateralized by a first mortgage on a nursing facility and a five-year letter of credit of $5,480,000 issued by a bank and guaranteed by the Company. The interest rate is set weekly by the bank. At December 31, 1997, the rate was 3.75% per annum.

     In addition, the Company leases certain equipment, land and buildings under capital leases. Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease. (See Note 3).

     Aggregate maturities of long-term debt and capital lease obligations for the years ending after December 31, 1997 are as follows:

                                            TOTAL        DEBT      CAPITAL LEASES
                                           --------    --------    --------------
1998.....................................  $ 13,911    $  6,171       $ 7,740
1999.....................................    12,275       9,705         2,570
2000.....................................     9,718       7,027         2,691
2001.....................................    11,239       1,127        10,112
2002.....................................     5,288       3,123         2,165
Thereafter...............................   531,963     484,016        47,947
                                           --------    --------       -------
                                           $584,394    $511,169       $73,225
                                           ========    ========       =======

                  MARINER HEALTH GROUP, INC. AND SUBSIDIARIES

     In 1997 interest expense includes $1,282,000 in amortization related to deferred finance costs. Interest paid for the years ended December 31, 1995, 1996 and 1997 amounted to approximately $3,599,000, $22,939,000 and $35,966,000 respectively.

11.  INCOME TAXES

     The provision for income taxes consists of the following at December 31, 1995, 1996 and 1997:

                                                       DECEMBER 31,
                                              -------------------------------
                                               1995        1996        1997
                                              -------    --------    --------
                                                      (IN THOUSANDS)
Deferred Federal income tax benefit
  (provision)...............................  $   704    $    963    $ (2,459)
Deferred state income tax benefit
  (provision)...............................      120         280        (422)
Current Federal income tax provision........   (6,398)     (9,340)     (6,171)
Current state income tax provision..........   (2,318)     (2,702)     (1,861)
                                              -------    --------    --------
Total provision for income taxes............  $(7,892)   $(10,799)   $(10,913)
                                              =======    ========    ========

     The provision for income taxes is reconciled to the tax provision computed at the Federal statutory rate as follows:

                                                            DECEMBER 31,
                                                       ----------------------
                                                       1995     1996     1997
                                                       ----     ----     ----
Statutory rate.......................................    35%      35%      35%
State taxes, net of Federal effect...................     7%       7%       6%
Reversal of deferred taxes at higher statutory
  rate...............................................    (2%)     --       --
Amortization of goodwill.............................    --      5.5%     7.3%
Other permanent differences..........................    --      0.5%     0.2%
Net operating loss carryforward utilization..........    (1%)     --       --
Change in valuation allowance........................    --       (5%)     --
Other................................................    (2%)     (3%)     --
                                                       ----     ----     ----
                                                       37.0%    40.0%    48.5%
                                                       ====     ====     ====

                  MARINER HEALTH GROUP, INC. AND SUBSIDIARIES

     Deferred tax assets and liabilities are comprised of the following at December 31, 1996 and 1997:

                                                            1996       1997
                                                           -------    -------
Deferred Tax Assets
  Current
     Reserve for receivables.............................  $ 4,439    $ 8,227
     Accrued expenses....................................    6,569         --
     Other...............................................       --        333
                                                           -------    -------
                                                            11,008      8,560
                                                           -------    -------
  Long-Term
     Deferred revenue....................................      500        442
     Merger costs........................................      657        205
     Accrued expenses....................................   16,192     27,574
     Net Operating Loss..................................    1,631      1,631
     Other...............................................      795         --
                                                           -------    -------
                                                            19,775     29,852
                                                           -------    -------
Total Deferred Tax Assets................................   30,783     38,412
                                                           -------    -------
Deferred Tax Liabilities
  Current
     Other...............................................       25         43
                                                           -------    -------
                                                                25         43
                                                           -------    -------
  Long-Term
     Fixed assets........................................   13,539     12,655
     Write off of deferred costs.........................      601         65
     Goodwill............................................    3,128      2,776
     Tax Lease...........................................      805      1,811
                                                           -------    -------
                                                            18,073     17,307
                                                           -------    -------
Total Deferred Tax Liabilities...........................   18,098     17,350
                                                           -------    -------
Net Deferred Tax Asset...................................  $12,685    $21,062
                                                           =======    =======

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

     The Prism Merger resulted in the addition of $2,194,000 of additional deferred tax assets. The establishment of reserves in conjunction with the Prism Merger and other acquisitions resulted in an increase of $9,064,000 to long term deferred tax assets.

                  MARINER HEALTH GROUP, INC. AND SUBSIDIARIES

     During 1995, 1996 and 1997, the Company paid Federal, state and local income taxes in the amounts of approximately $7,333,000, $10,922,000 and $21,133,000 respectively. As of December 31, 1997, other accrued expenses includes approximately $1,800,000 which represents the liability for Federal, state and local income taxes.

12.  STOCK OPTION PLANS

     The Company has five stock-based compensation plans. In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in 1996 and has applied APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1997, 1996 and 1995 would have been reduced to the pro forma amounts indicated below.

                                    1997                          1996                           1995
                         ---------------------------   ---------------------------    ---------------------------
                                           EARNINGS                      EARNINGS                       EARNINGS
                           NET INCOME      PER SHARE     NET INCOME      PER SHARE      NET INCOME      PER SHARE
                         --------------    ---------   --------------    ---------    --------------    ---------
                         (IN THOUSANDS)                (IN THOUSANDS)                 (IN THOUSANDS)
As Reported..........       $11,587          $.039        $16,198          $0.55         $12,482          $0.55
Pro forma............       $ 8,449          $0.28        $13,337          $0.46         $ 9,707          $0.43

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of 5.5 years, expected volatility of 55%, and a risk-free interest rate of 6.17%.

     Under the Company's plans, the exercise prices of options equal the market price of the Company's stock on the date of grant and their maximum terms are generally ten years. Options vest generally over a five-year period or upon achievement of certain earnings targets. As of December 31, 1997, 550,094 shares were authorized for grants of options under the Company's plans.

                                                                  WEIGHTED AVERAGE
                                                  STOCK OPTION    EXERCISE PRICES
                                                    AMOUNTS          PER SHARE
                                                  ------------    ----------------
Outstanding at December 31, 1994................   1,485,707           $10.90
  Granted.......................................   2,266,046           $13.78
  Exercised.....................................    (140,111)          $ 7.20
  Canceled......................................    (191,694)          $15.04
                                                   ---------
Outstanding at December 31, 1995................   3,419,948           $11.37
  Granted.......................................   1,214,073           $11.12
  Exercised.....................................    (491,702)          $ 7.91
  Canceled......................................    (472,745)          $12.68
                                                   ---------
Outstanding at December 31, 1996................   3,669,574           $11.55
  Granted.......................................   1,364,973           $11.72
  Exercised.....................................    (402,753)          $ 8.93
  Canceled......................................    (785,604)          $11.73
                                                   ---------
Outstanding at December 31, 1997................   3,846,190           $ 9.73
                                                   =========

                  MARINER HEALTH GROUP, INC. AND SUBSIDIARIES

     At December 31, 1997, the Company had approximately 3,846,190 options outstanding of which approximately 911,873 were exercisable at a weighted average exercise price of $8.51 per share.

            OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
--------------------------------------------   -------------------------------------------------
WEIGHTED-AVERAGE    REMAINING
    RANGE OF         NUMBER      CONTRACTUAL   WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
EXERCISE PRICES    OUTSTANDING      LIFE        EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
----------------   -----------   -----------   ----------------   -----------   ----------------
 $ 2.00-$10.00      3,089,292     8.1 Years         $ 8.54           797,069         $ 7.80
 $10.32-$20.00        754,944     9.4 Years         $14.58           112,850         $13.16
   Over $20.00          1,954     3.7 Years         $30.07             1,954         $30.07
                    ---------                                      ---------
                    3,846,190                                        911,873
                    =========                                      =========

     During the third quarter of 1995, the exercise price of certain options was reduced to reflect the decreased market value of the Company's stock. All of the options repriced had been issued originally at prices significantly in excess of $12.63 per share, the market value on the day of the adjustment. No charge was required for this transaction.

     During January 1997, the Company canceled and reissued 1,612,393 of vested and unvested incentive stock options at an exercise price of $9.12 per share, the market price on the day of the issuance.

13.  PREFERRED STOCK

     In conjunction with the Company's initial public offering in 1993, the Company authorized 1,000,000 shares of Preferred Stock with a par value of $.01 per share. No shares of this Preferred Stock have been issued.

14.  WARRANTS

     During 1996, the Company issued warrants to purchase 210,000 shares of its Common Stock at $11.38 in exchange for an appointment as the preferred subacute care provider for a national hospital alliance with 1,700 member hospitals. The Company may receive management fees under the agreement. The Company recorded a charge of approximately $850,000 related to the issuance of the warrants. Under this arrangement, the Company will issue up to 1,890,000 additional warrants if the relationship results in specified gains to the Company. No additional warrants were earned by the hospital alliance in 1996 or 1997.

15.  EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution 401(k) plan which covers substantially all nonunion employees who have attained 21 years of age and completed both one year of service and worked 1,000 hours. Employees who participate in the plan may contribute up to $9,500 of their salaries or wages and the Company contributes 5% of the employees' contributions. Defined contribution expense for the Company for the years ended December 31, 1995, 1996, and 1997 was $76,000, $54,000 and $294,964, respectively.

     The Company also has a defined benefit pension plan which covers certain full-time employees. Assets held by the plan include money market funds, government bonds, convertible bonds, common and preferred stock, and real estate related investments. The Company incurred a pension curtailment effective July 1, 1991 as a result of freezing pension benefits. There was no service cost charge in 1995, 1996 or 1997 as a result of this curtailment. Pension benefits are based primarily on years of service and age. The Company's funding policy for the defined benefit plan is to fund the minimum annual contribution required by applicable regulations. The following table sets forth the defined benefit plan's funded status and amounts recognized in

                  MARINER HEALTH GROUP, INC. AND SUBSIDIARIES the Company's consolidated balance sheets and statements of operations at December 31, 1995, 1996 and 1997:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                              1995     1996     1997
                                                              -----    -----    -----
                                                                  (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Vested....................................................  $ 438    $ 495    $ 559
  Nonvested.................................................    116       64        0
                                                              -----    -----    -----
Accumulated benefit obligation..............................    554      559      559
                                                              -----    -----    -----
Projected benefit obligation................................    554      559      559
Less: plan assets at fair value.............................    439      630      816
                                                              -----    -----    -----
Projected benefit obligation in excess of (less than) plan
  assets....................................................    115      (71)    (257)
Adjustment required to recognize minimum liability..........    208       --       --
Unrecognized transition asset...............................     10        9        8
Unrecognized net gain (loss)................................   (218)    (146)      11
                                                              -----    -----    -----
Accrued (prepaid) pension cost..............................  $ 115    $(208)   $(238)
                                                              =====    =====    =====
Interest cost on projected benefit obligation...............  $  36    $  36    $  37
Actual return on plan assets................................    (73)    (103)    (198)
Net amortization............................................     59       78      153
                                                              -----    -----    -----
                                                              $  22    $  11       (8)
                                                              =====    =====    =====
Key Assumptions:
  Weighted average discount rate of obligations.............    7.5%     7.0%     7.0%
  Long-term rate of return on assets........................    7.5%     7.5%     7.5%

     Subsequent to the curtailment date, no increases in compensation were assumed.

16.  COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company leases a facility under a sale-leaseback agreement. The term of the lease is 10 years. The Company has the option to renew the lease for additional terms of up to 18 years.

     The Company also leases certain office space and equipment under cancelable and non-cancelable operating leases most of which may be renewed by the Company. At December 31, 1997, long-term operating lease commitments are as follows:

                                       PROPERTY     EQUIPMENT     TOTAL
                                       ---------    ---------    -------
1998.................................     9,097       4,033       13,130
1999.................................     7,738       2,484       10,222
2000.................................     6,419         603        7,022
2001.................................     5,222          41        5,263
2002.................................     3,671          --        3,671
Thereafter...........................     5,184          --        5,184
                                        -------      ------      -------
                                        $37,331      $7,161      $44,492
                                        =======      ======      =======

                  MARINER HEALTH GROUP, INC. AND SUBSIDIARIES

     Total rental expense under operating leases for 1995, 1996 and 1997 was $5,516,000, $10,071,000 and $8,777,000, respectively.

  Impact of the Year 2000 Issue

     The Company has made an initial review of issues related to the Year 2000 and does not expect that it will have a material impact on the Company's business, operations or financial condition. However, the Company could be adversely impacted by the Year 2000 issue if its key suppliers and other third parties do not address the issue successfully. The Company is addressing these risks in order to reduce the impact on the Company.

  Insurance

     In 1997 approximately 18% of employees enrolled in Company sponsored health plans are covered under a self-insured plan. The Company's liability for losses under this plan is capped at $200,000 per claim and $1,000,000 per person through a contract with an insurance company. The Company is also insured for Workers' Compensation. The Company's liability for losses is capped at $500,000 per claim through a contract with an insurance company. The Company has an outstanding letter of credit of $5,624,000, which is held as collateral by this insurance company.

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

17.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The methods and assumptions used to estimate the fair value of each class of financial instruments, for those instruments for which it is practicable to estimate that value, and the estimated fair values of the financial instruments are as follows:

  Cash And Cash Equivalents

     The carrying amount approximates fair value because of the short effective maturity of these instruments.

  Long-Term Debt

     The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for similar debt. The carrying value of the Company's long-term debt approximates its fair value as of December 31, 1996 and 1997.

                  MARINER HEALTH GROUP, INC. AND SUBSIDIARIES

18.  RELATED PARTY TRANSACTIONS

     The Company leases 14 facilities under operating and capital leases from affiliates of the former CSI, in which entity two board members of the Company have a significant interest. During 1997, the Company made cash payments on such lease obligations of approximately $7,546,000. Capital lease obligations include approximately $43,470,000 of minimum lease payments due over the remaining lease terms. In addition, the Company manages three facilities for affiliates of the former CSI. In 1997, the Company recognized $955,772 of management fee revenue related to this arrangement. In addition, the Company made interest-free loans to partnerships that owned two facilities purchased by the Company. The loans have principal balances of $955,521 and $663,256 respectively and mature on May 24, 1999 and 2000, respectively. These loans are guaranteed by Directors of the Company.

19.  EARNINGS PER SHARE DISCLOSURE

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "income available to common stockholders" and other related disclosures required by SFAS 128:

                                                FOR THE YEARS ENDED DECEMBER 31,
                           ---------------------------------------------------------------------------
                                           1997                                   1996
                                       (THOUSANDS)                            (THOUSANDS)
                           ------------------------------------   ------------------------------------
                                                          PER-                                   PER-
                             INCOME         SHARES       SHARE      INCOME         SHARES       SHARE
                           (NUMERATOR)   (DENOMINATOR)   AMOUNT   (NUMERATOR)   (DENOMINATOR)   AMOUNT
                           -----------   -------------   ------   -----------   -------------   ------
Basic EPS:
 Income available to
   common shareholders...    $11,587        29,226       $0.40      $16,198        28,721       $0.56
                                                         =====                                  =====
Effect of Dilutive
 Securities:
 Common stock
   equivalents...........                      659                                    489
                                            ------                                 ------
Diluted EPS:
 Income available to
   common stockholders
   and assumed
   conversions...........    $11,587        29,885       $0.39      $16,198        29,210       $0.55
                             =======        ======       =====      =======        ======       =====

                             FOR THE YEARS ENDED DECEMBER 31,
                           ------------------------------------
                                           1995
                                       (THOUSANDS)
                           ------------------------------------
                                                          PER-
                             INCOME         SHARES       SHARE
                           (NUMERATOR)   (DENOMINATOR)   AMOUNT
                           -----------   -------------   ------
Basic EPS:
 Income available to
   common shareholders...    $12,482        22,502       $0.55
                                                         =====
Effect of Dilutive
 Securities:
 Common stock
   equivalents...........                      253
                                            ------
Diluted EPS:
 Income available to
   common stockholders
   and assumed
   conversions...........    $12,482        22,755       $0.55
                             =======        ======       =====

     Options to purchase 495,054, 2,649,585 and 12,000 shares of common stock at a weighted average exercise price of $16.33, $13.30, and $15.75 per share were outstanding during 1997, 1996, and 1995, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

20.  PRO FORMA INFORMATION (UNAUDITED)

     The following unaudited pro forma condensed statements of operations for the years ended December 31, 1996 and 1997 give effect to certain acquisitions as if they had occurred at the beginning of these years. The 1996 pro forma amounts give effect to acquisitions consummated in 1996 (CSI, the 1996 Florida Acquisition and Allegis) and the Prism Merger. The 1997 pro forma amounts give effect only to the 1997 transactions as the 1996 acquisitions are included in the results of the Company for the year ended December 31, 1997. The 1997 pro forma condensed information presented includes the impact of certain adjustments related to the acquisitions such as additional depreciation and amortization on the purchase of property, plant and equipment, interest expense based on additional debt and rental expense reductions.

                  MARINER HEALTH GROUP, INC. AND SUBSIDIARIES

     The pro forma condensed statements of operations do not purport to be indicative of the results that actually would have been achieved if the Acquisitions had occurred at the beginning of the period.

                                                           PRO FORMA COMBINED      PRO FORMA COMBINED
                                                           MARINER, HERITAGE,        MARINER, 1996
                                                           CSI, 1996 FLORIDA            FLORIDA
                                                          ACQUISITION, ALLEGIS    ACQUISITION, ALLEGIS
                                                               1997 PRISM              1997 PRISM
                                                                  1996                    1997
                                                          --------------------    --------------------
                                                                           UNAUDITED
                                                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Total operating revenue.................................        $710,949                $795,931
Net income before extraordinary items...................        $ 12,728                $  7,952
Net income per diluted share before extraordinary
  items.................................................        $    .44                $    .27
Net income..............................................        $ 12,728                $  7,952
Net income per diluted share............................        $    .44                $    .27

21.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table represents summarized results:

                                                     1996                                        1997
                                   -----------------------------------------   -----------------------------------------
                                    FIRST      SECOND     THIRD      FOURTH     FIRST      SECOND     THIRD      FOURTH
                                   QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                   --------   --------   --------   --------   --------   --------   --------   --------
                                                           (IN THOUSANDS EXCEPT PER SHARE DATA)
Net patient service revenue......  $132,629   $143,061   $134,699   $168,366   $170,824   $170,243   $170,199   $203,357
Other revenue....................     2,550      2,543      3,052      3,909      3,589      4,259      3,979      7,026
                                   --------   --------   --------   --------   --------   --------   --------   --------
Total operating revenue..........   135,179    145,604    137,751    172,275    174,413    174,502    174,178    210,383
Operating expenses:
  Facility operating costs.......   106,149    111,359    114,035    133,683    133,698    132,867    129,889    167,192
  Corporate general and other....    15,669      9,258      9,853     11,621     11,808     12,682     13,209     24,353
  Interest expense, net..........     4,392      6,578      6,763      8,523      9,190      8,711      9,684     12,367
  Facility rent expense, net.....       474        738      1,106      1,409      1,112      1,064      1,098      1,147
  Depreciation and
    amortization.................     5,196      5,132      5,349      5,699      6,546      6,561      6,662      7,730
  Asset impairment loss..........        --         --         --         --         --         --         --     10,486
                                   --------   --------   --------   --------   --------   --------   --------   --------
Total operating expenses.........   131,880    133,065    137,106    160,935    162,354    161,885    160,542    223,275
Operating income (loss)..........     3,299     12,539        645     11,340     12,059     12,617     13,636    (12,892)
Loss on sale of facilities.......        --         --         --       (826)        --         --         --     (2,920)
                                   --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) before income taxes
  and extraordinary items........     3,299     12,539        645     10,514     12,059     12,617     13,636    (15,812)
Provision for (benefit) income
  tax............................     1,254      5,015        324      4,206      5,306      5,551      6,001     (5,945)
                                   --------   --------   --------   --------   --------   --------   --------   --------
Net income (loss)................  $  2,045   $  7,524   $    321   $  6,308   $  6,753   $  7,066   $  7,635   $ (9,867)
                                   ========   ========   ========   ========   ========   ========   ========   ========
Net income (loss) per share
  diluted........................     $0.07      $0.26      $0.01      $0.22      $0.23      $0.24      $0.25     $(0.34)
  basic..........................     $0.07      $0.26      $0.01      $0.22      $0.23      $0.24      $0.26     $(0.34)
                                   ========   ========   ========   ========   ========   ========   ========   ========
Weighted average number of shares
  outstanding
  diluted........................    29,235     29,403     29,573     29,084     29,174     29,523     30,214     29,424
  basic..........................    28,397     28,681     28,858     28,975     29,018     29,061     29,357     29,424

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Company's directors and compliance by the Company's directors and executive officers with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Company's definitive proxy statement for its annual meeting of stockholders which is currently expected to be filed with the Securities and Exchange Commission within 120 days of December 31, 1997, and is incorporated herein by reference.

     Information regarding the Company's executive officers is contained in Part I of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item will appear under the caption "Executive Compensation" in the Company's definitive proxy statement for its annual meeting of stockholders which is currently expected to be filed with the Securities and Exchange Commission within 120 days of December 31, 1997, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item will appear under the caption "Principal Stockholders of Mariner" in the Company's definitive proxy statement for its annual meeting of stockholders which is currently expected to be filed with the Securities and Exchange Commission within 120 days of December 31, 1997, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will appear under the caption "Certain Transactions" in the Company's definitive proxy statement for its annual meeting of stockholders which is currently expected to be filed with the Securities and Exchange Commission within 120 days of December 31, 1997, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) List of Financial Statements

       The following audited consolidated financial statements of Mariner Health Group, Inc. and its subsidiaries, and the accountant's report relating thereto, are filed as a part of this Report:

       Report of Independent Accountants

       Consolidated Balance Sheets as of December 31, 1996 and 1997

       Consolidated Statements of Operations for the Years Ended December 31, 1995, 1996 and 1997

       Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1996 and 1997

       Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1995, 1996 and 1997

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

(b)     Reports on Form 8-K

       None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 1998.

                                          MARINER HEALTH GROUP, INC.

                                          By:      /s/ DAVID N. HANSEN
                                            ------------------------------------
                                                      David N. Hansen
                                              Executive Vice President, Chief
                                              Financial Officer and Treasurer

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

                     SIGNATURE                                   TITLE(S)                    DATE
                     ---------                                   --------                    ----

            /s/ ARTHUR W. STRATTON, JR.              Chairman of the Board of           March 30, 1998
---------------------------------------------------    Directors, Chief Executive
              Arthur W. Stratton, Jr.                  Officer, President and Director
                                                       (principal executive officer)

                /s/ DAVID N. HANSEN                  Executive Vice President, Chief    March 30, 1998
---------------------------------------------------    Financial Officer, Treasurer
                  David N. Hansen                      and Director (principal
                                                       financial and accounting
                                                       officer)

                /s/ DAVID C. FRIES                   Director                           March 30, 1998
---------------------------------------------------
                  David C. Fries

            /s/ CHRISTOPHER GRANT, JR.               Director                           March 30, 1998
---------------------------------------------------
              Christopher Grant, Jr.

            /s/ STILES A. KELLETT, JR.               Director                           March 30, 1998
---------------------------------------------------
              Stiles A. Kellett, Jr.

               /s/ SAMUEL B. KELLETT                 Director                           March 30, 1998
---------------------------------------------------
                 Samuel B. Kellett

               /s/ JOHN F. ROBENALT                  Director                           March 30, 1998
---------------------------------------------------
                 John F. Robenalt

                                  SCHEDULE II

                           MARINER HEALTH GROUP, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                     BALANCE AT    PROVISION    UNCOLLECTIBLE                BALANCE AT
                                      BEGINNING       FOR         ACCOUNTS        OTHER        END OF
  ALLOWANCE FOR DOUBTFUL ACCOUNTS     OF PERIOD     BAD DEBT     WRITTEN OFF    CHANGES(1)     PERIOD
  -------------------------------    -----------   ----------   -------------   ----------   -----------
Year ended December 31, 1997.......  $11,872,000   $4,448,000    $4,666,000     $4,392,000   $16,046,000
Year ended December 31, 1996.......  $10,078,000   $2,738,000    $6,349,000     $5,405,000   $11,872,000
Year ended December 31, 1995.......  $ 6,379,000   $3,698,000    $  634,000     $  635,000   $10,078,000

---------------
(1) Principally represents reserves acquired in purchases of businesses and facilities.

                                 EXHIBIT INDEX

     The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated by reference to such filings.

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
2.1, 10.1     Amendment and Restated Stockholders Agreement dated as of
              May 24, 1995 by and among Mariner and the Stockholders
              (Incorporated by reference to Exhibit 2.6, 10.6 to the
              Company's Form 10-Q for the quarter ended June 30, 1995, as amended).
2.2, 10.2     Agreement and Plan of Merger dated as of February 27, 1996 by and among the Company, Mariner Health of Florida, Inc.,
              Regency Health Care Centers, Inc., MedTx Corporation, Dennis
              J. Ferguson, J. Steven Garthe, Joseph V. Lennartz, Deborah
              B. Wilson and Ronald E. Hayes, as trustee of the Ronald E.
              Hayes Revocable Trust of 1994 (Incorporated by reference to
              Exhibit 2.15, 10.15 to the Company's Annual Report on Form
              10-K for the year ended December 31, 1995).
2.3, 10.3     Agreement and Plan of Merger dated as of February 9, 1996 by and among the Company, MRI Acquisition Corp. and MedRehab,
              Inc. (Incorporated by reference to Exhibit 2.16, 10.16 to
              the Company's Annual Report on Form 10-K for the year ended
              December 1995).
2.4, 10.4     Registration Rights Agreement dated as of February 9, 1996 by and among the Company and certain former stockholders of
              MedRehab, Inc. (Incorporated by reference to Exhibit 2.17,
              10.17 to the Company's Annual Report on Form 10-K for the
              year ended December 31, 1995).
2.5, 10.5     Asset Purchase Agreement dated July 31, 1996 between and
              among Mariner Health Group, Inc.; Mariner Health of
              Maryland, Inc.; Allegis Health Services, Inc.; Technicare,
              L.L.C.; Rehab Solutions, L.L.C.; Bay Meadow Nursing and
              Rehabilitation Center, L.L.C.; Camden Yards Nursing and
              Rehabilitation Center, L.L.C.; Kensington Gardens Nursing
              and Rehabilitation Center, L.L.C.; Global Healthcare
              Center-Overlea, L.L.C.; Allegis Health and Rehabilitation
              Center -- Southern Maryland, L.L.C.; Global Healthcare
              Center -- Bethesda, L.L.C.; Circle Manor Nursing Home, Inc.;
              Arcola Nursing and Rehabilitation Center, Inc.; Technicare
              Pharmacy, Inc.; Global Health Investment Associates, L.L.C.;
              Paul J. Diaz; Marvin H. Rabovsky; Harvey W. Wertlieb; Roger
              C. Lipitz; Gary M. Sudhalter and Jay Mutchnik (Incorporated
              by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 3, 1996)
2.6, 10.6     Amendment Number 1 to Asset Purchase Agreement dated October
              2, 1996 between and among Mariner Health Group, Inc.;
              Mariner Health of Maryland, Inc.; Allegis Health Services,
              Inc.; Technicare, L.L.C.; Rehab Solutions, L.L.C.; Bay
              Meadow Nursing and Rehabilitation Center, L.L.C.; Camden
              Yards Nursing and Rehabilitation Center, L.L.C.; Kensington
              Gardens Nursing and Rehabilitation Center, L.L.C.; Global
              Healthcare Center-Overlea, L.L.C.; Allegis Health and
              Rehabilitation Center -- Southern Maryland, L.L.C.; Global
              Healthcare Center -- Bethesda, L.L.C.; Circle Manor Nursing
              Home, Inc.; Arcola Nursing and Rehabilitation Center, Inc.;
              Technicare Pharmacy, Inc.; Global Health Investment
              Associates, L.L.C.; Paul J. Diaz; Marvin H. Rabovsky; Harvey
              W. Wertlieb; Roger C. Lipitz; Gary M. Sudhalter and Jay
              Mutchnik (Incorporated by reference to Exhibit 2.2, 10.2 to the Company's Current Report on Form 8-K dated October 3,
              1996)
3.1, 4.1      Restated Certificate of Incorporation of the Company.
              (Incorporated by reference to Exhibit 3.2, 4.2 to the
              Company's Registration Statement No. 33-60736 ("Registration
              Statement No. 33-60736")).
3.2, 4.2      Certificate of Amendment to the Company's Restated
              Certificate of Incorporation (Incorporated by reference to
              Exhibit 4.2 to the Company's Form 10-Q for the quarter ended
              March 31, 1994, as amended).

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
3.3, 4.3      By-laws, as amended and restated, of the Company
              (Incorporated by reference to Exhibit 3.2, 4.2 of the
              Company's Annual Report on Form 10-K for the year ended
              December 31, 1993).
4.4           Specimen certificate representing the Common Stock
              (Incorporated by reference to Exhibit 4.3 to the Company's
              Registration Statement No. 33-60736).
4.5           Rights Agreement, dated as of October 31, 1995, between
              Mariner Health Group, Inc. and State Street Bank & Trust
              Company, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights
              Certificate, and as Exhibit C the Summary of Rights to
              Purchase Preferred Stock (Incorporated by reference to
              Exhibit 4 to the Company's Current Report on Form 8-K dated
              October 31, 1995).
4.6, 10.7     Indenture dated as of April 4, 1996 between Mariner Health
              Group, Inc. and State Street Bank and Trust Company, as
              trustee, including (i) the form of 9 1/2% Senior
              Subordinated Note due 2006, Series A and (ii) the form of
              9 1/2% Senior Subordinated Note due 2006, Series B
              (Incorporated by reference to Exhibit 4.1, 10.1 to the
              Company's Current Report on Form 8-K dated April 4, 1996).
4.7           Form of 9 1/2% Senior Subordinated Note due 2006, Series B
              (Incorporated by reference to Exhibit 4.2 of the Company's
              Form S-4 Registration Statement No. 333-4266).
10.8          Credit Agreement dated as of May 18, 1994 by and among
              Mariner Health Group, Inc., PNC Bank, National Association
              and the other banks party thereto. (Incorporated by
              reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1994, as
              amended).
10.9          Modification Agreement dated as of March 1, 1995 among
              Seventeenth Street Associates Limited Partnership,
              NationsBank of Tennessee, N.A., NationsBank of Georgia,
              N.A., TRI-State Health Corp., Inc. and Pinnacle Care
              Corporation of Huntington (Incorporated by reference to
              Exhibit 10.28 to the Company's Annual Report on Form 10-K
              for the year ended December 31, 1995).
10.10         Pledge Agreement dated as of March 1, 1995 among Pinnacle
              Care Corporation, Pinnacle Care Corporation of Huntington,
              NationsBank of Tennessee, N.A., and NationsBank of Georgia,
              N.A. (Incorporated by reference to Exhibit 10.29 to the
              Company's Annual Report on Form 10-K for the year ended
              December 31, 1995).
10.11         Guaranty Agreement dated as of March 1, 1995 among Mariner
              Health Group Inc., NationsBank of Tennessee, N.A., and
              NationsBank of Georgia, N.A. (Incorporated by reference to
              Exhibit 10.30 to the Company's Annual Report on Form 10-K
              for the year ended December 31, 1995).
10.12*        1992 Stock Option Plan (Incorporated by reference to Exhibit
              10.1 to the Company's Registration Statement No. 33-60736).
10.13*        1993 Employee Stock Purchase Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the Company's Form S-1
              Registration Statement No. 33-71710).
10.14*        1994 Stock Plan, as amended (Incorporated by reference to
              Exhibit 4.5 to the Company's Form S-8, filed November 21,
              1995).
10.15*        1995 Non-Employee Director Stock Option Plan (Incorporated
              by reference to Exhibit 4.4 to the Company's Form S-8, filed
              November 21, 1995).
10.16+        Defined Care Partner Agreement, dated as of January 5, 1996, by and among AmHS Purchasing Partners, L.P. ("AmHSPP"),
              Mariner Health Care, Inc. and the Company, including:
              Exhibit A, Warrant to Purchase 210,000 Shares of the
              Company's Common Stock by and among AmHSPP and the Company;
              and Exhibit B, Warrant to Purchase 1,890,000 Shares of the
              Company's Common Stock by and among AmHSPP and the Company
              (Incorporated by reference to Exhibit 10.36 to the Company's
              Annual Report on Form 10-K for the year ended December 31,
              1995).

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
10.17         Purchase Agreement dated March 29, 1996 among Mariner Health
              Group, Inc. and Merrill Lynch, Pierce, Fenner & Smith
              Incorporated, Alex. Brown & Sons Incorporated, CS First
              Boston Corporation, Hambrecht & Quist LLC and Salomon
              Brothers Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 4,
              1996).
10.18         Registration Rights Agreement dated as of April 4, 1996
              among Mariner Health Group, Inc. and Merrill Lynch, Pierce,
              Fenner & Smith Incorporated, Alex. Brown & Sons
              Incorporated, CS First Boston Corporation, Hambrecht & Quist
              LLC and Salomon Brothers Inc. (Incorporated by reference to
              Exhibit 10.3 to the Company's Current Report on Form 8-K
              dated April 4, 1996).
10.19*        Form of Employment Agreement between the Company and each of
              Jeffrey W. Kinell, Lawrence R. Deering, Jennifer Gallagher,
              Phyllis Madigan and certain other employees of the Company
              (Incorporated by reference to Exhibit 10 to the Company's
              Report on Form 10-Q for the fiscal quarter ended March 31,
              1996).
10.20*        Employment Agreement dated as of August 16, 1996 by and
              between the Company and David N. Hansen (Incorporated by
              reference to Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1996).
10.21*        Amended and Restated Employment Agreement dated as of
              October 20, 1997 by and between the Company and Arthur W.
              Strattan, Jr.
10.22*        Employment Agreement dated as of November 17, 1997 by and
              between the Company and Paul Diaz.
10.23         Amendment No. 16 to the Credit Agreement dated as of January
              2, 1998 by and among Mariner Health Group, Inc., PNC Bank,
              National Association and other banks party thereto.
10.24         Amended and Restated Revolving Credit Agreement dated as of
              May 18, 1994, as amended, by and among Mariner Health Group,
              Inc., PNC Bank, National Association and other banks party thereto.
10.25         Lease by and between Mariner Health Group, Inc. and
              Framingham-1881 Associates dated as of August 26, 1997.
21            Subsidiaries of the Company.
23            Consent of Coopers & Lybrand L.L.P.
24            Power of Attorney.
27.1          Financial Data Schedule for fiscal year ended 1997.
27.2          Restated Financial Data Schedule for the fiscal quarter
              ended September 30, 1997.
27.3          Restated Financial Data Schedule for the fiscal quarter
              ended June 30, 1997.
27.4          Restated Financial Data Schedule for the fiscal quarter
              ended March 31, 1997.
27.5          Restated Financial Data Schedule for the fiscal year ended
              1996.
27.6          Restated Financial Data Schedule for the fiscal quarter
              ended September 30, 1996.
27.7          Restated Financial Data Schedule for the fiscal quarter
              ended June 30, 1996.
27.8          Restated Financial Data Schedule for the fiscal quarter
              ended March 31, 1996.
27.9          Restated Financial Data Schedule for the fiscal year ended
              1995.

---------------
* Indicates a management contract or any compensatory plan, contract or arrangement.

+ Confidential Treatment Requested.