Form 10-K/A
period 1997-12-31
MARINER HEALTH GROUP INC
filed 1998-04-30
CIK 900304

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                   FORM 10-K/A
                          AMENDMENT NO. 1 TO FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to __________.

                         Commission file number 0-21512

                           MARINER HEALTH GROUP, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                         06-125131
   (State or other jurisdiction                           (I.R.S. employer
 of incorporation or organization)                       identification no.)

                 1881 Worcester Road
              FRAMINGHAM, MASSACHUSETTS                         01701
      (Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code:  (860) 701-2000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

          SERIES A JUNIOR PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO______

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of the Common Stock, $.01 par value, of the registrant held by non-affiliates of the registrant as of March 31, 1998 (computed based on the closing price of such stock on The Nasdaq National Market on March 31, 1998) was $506,290,932.25.

     The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of March 31, 1998 was 29,564,434 shares.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The Company's Board of Directors (the "Board") is divided into three classes: the Class I, Class II and Class III directors. Each director is elected for a three-year term of office, with one class of directors being elected at each annual meeting of stockholders. Each director holds office until his successor is elected and qualified or until his earlier death, resignation or removal.

     The information below sets forth for each member of the Board such person's age, principal occupations during the past five years and certain other information:

Class I Directors
     Christopher Grant, Jr., age 43, has served as a director of the Company since 1991. Mr. Grant has been the managing member of Salix Partners, LLC, which serves as the general partner of Salix Ventures, L.P., a venture capital firm, since January, 1998. Since May 1995, Mr. Grant has also served as the President of CGJR Capital Management, Inc. ("CGJR Capital"), a venture capital firm. From May 1994 through May 1995, he was involved in organizing CGJR Health Care Services Private Equities, L.P., a limited partnership, for which CGJR Capital serves as the general partner. From January 1994 through May 1994, Mr. Grant served as the Senior Vice President and Chief Operating Officer of Surgical Health Corporation, an operator of outpatient surgical centers. From March 1993 through January 1994, Mr. Grant was Executive Vice President, Chief Operating Officer and a director of Heritage Surgical Corporation, an operator of outpatient surgical centers. From 1990 through March 1993, Mr. Grant served as Senior Vice President and, through 1992, Treasurer of Medical Care International, Inc., an operator of outpatient surgical centers. From 1989 through 1990, Mr. Grant served as President of MediVision, Inc., an operator of eye surgery and ophthalmic clinics, and from 1986 through 1989, served as its Chief Financial Officer.

     John F. Robenalt, age 45, has served as a director of the Company since 1991. Mr. Robenalt has been the Chief Executive Officer, Chief Operating Officer, President and a Director of Just Like Home, Inc., a publicly-owned assisted living company since 1997. Mr. Robenalt was the President of Panama City Health Care Center, Inc. from 1985 to 1997 and the President of Sarasota Health Care Center, Inc. from 1990 to 1997, both of which are nursing facilities located in Florida. Since 1992, Mr. Robenalt has been President of Morgan Hill Health Care Investors, Inc. (an owner of two nursing facilities in California), Oak Health Care Investors of Durham, Inc. (a lessee of a nursing facility in North Carolina) and Century Health Care Investors, Inc. (a company investing primarily in nursing facilities). Mr. Robenalt has also been an attorney practicing with Robenalt & Robenalt since 1984, and has been the managing partner of that firm since 1986. From 1988 to 1991, Mr. Robenalt served as Vice President of Health Care REIT, Inc., with responsibility for underwriting investments in health care facilities. Since May 1995, Mr. Robenalt has been a director of Stacey's Buffet, Inc., a restaurant chain based in Florida.

Class II Directors

     David C. Fries, Ph.D., age 53, has served as a director of the Company since 1992. Since December 1994, Dr. Fries has been the Chief Executive Officer and a director of Productivity Solutions, Inc., a software company servicing the retail industry. From 1987 through December 1994, Dr. Fries was a general partner of Canaan Ventures, a venture capital firm. Prior to 1987, Dr. Fries had been an operating executive with General Electric Co. in several of its business units.

     David N. Hansen, age 45, has served as a director of the Company since July 1997. Since October 1996, Mr. Hansen has been an Executive Vice President, Chief Financial Officer, and Treasurer of the Company. From 1988 through 1996, Mr. Hansen was a partner at the accounting firm of Coopers & Lybrand L.L.P.

     Samuel B. Kellett, age 53, has served as a director of the Company since July 1997. Mr. Kellett has been owner and president of Samuel B. Kellett Investments since January 1996. Mr. Kellett was president of Convalescent Services, Inc. from 1978 to January 1996. See "Certain Transactions - Transactions with Convalescent Services, Inc."

Class III Director

     Arthur W. Stratton, Jr., M.D., age 52, has been Chairman of the Board of Directors and Chief Executive Officer of the Company since founding the Company in 1988. He also served as President of the Company since inception until May 1994 and from February 1995 to the present. Prior to founding the Company, Dr. Stratton was a practicing physician and served in a number of administrative capacities in acute care hospitals.

     Stiles A. Kellett, Jr., age 54, has served as a director of the Company since July 1995. He became a director of the Company in connection with the Company's transactions with Convalescent Services, Inc. ("CSI") and its affiliates. He was Chairman of the Board of Directors of CSI from 1980 to January 1996. See "Certain Transactions--Transactions with Convalescent Services, Inc." Mr. Stiles A. Kellett, Jr. is Chairman of Kellett Investment Corp., a private investment company. Mr. Stiles A. Kellett, Jr. has served as a director of WorldCom Inc., a telecommunications company, since 1981.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of March 31, 1998, who are elected on an annual basis and serve at the discretion of the Board of directors, are as follows:

NAME                                      AGE        POSITION AND OFFICES                          SERVED
------------------------------------      ----       ------------------------------------------    ------------
Arthur W. Stratton, Jr., M.D........        52       Chairman of the Board, President and Chief    1988-Present
                                                     Executive Officer & Director


David N. Hansen.....................        45       Executive Vice President, Chief Financial     1996-Present
                                                     Officer and Treasurer


Paul Diaz ..........................        36       Executive Vice President and Chief            1997-Present
                                                     Operating Officer

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

     Mr. Hansen has served as Executive Vice President, Chief Financial Officer, and Treasurer of the Company since October, 1996. Prior to joining Mariner, Mr. Hansen was a partner at Coopers & Lybrand L.L.P. from 1988 to 1996.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities Exchange Commission. Officers, directors and greater-than-ten percent stockholders are required by Securities and Exchange Commission regulations to furnish the Company with all
Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, the Company believes that during 1997 all of its officers, directors and greater-than-ten-percent stockholders complied with all Section 16(a) filing requirements, except that Dr. Stratton, David C. Fries, Stiles A. Kellett, Jr., Samuel B. Kellett, Christopher Grant and John F. Robenalt each filed one late Form 5. As a result, Dr. Stratton reported seven late transactions; Stiles A. Kellett, Jr. reported eight late transactions; and David C. Fries, Samuel B.
Kellett, Christopher Grant and John F. Robenalt each reported one late transaction.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to the annual and long-term compensation paid or accrued by the Company for services rendered to the Company, in all capacities, for the year ended December 31, 1997 by its Chief Executive Officer (the "CEO") and each of the Company's executive officers other than the CEO whose total salary and bonus exceeded $100,000 during the year ended December 31, 1997 (collectively, the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM
                                                           ANNUAL COMPENSATION              COMPENSATION
                                                                             OTHER           SECURITIES
            NAME AND                                                        ANNUAL           UNDERLYING
       PRINCIPAL POSITION            YEAR     SALARY($)    BONUS($)   COMPENSATION($)(A)   OPTIONS(#)(B)

Arthur W. Stratton, Jr., M.D.....    1997    $750,000    $750,000        $174,393(c)         1,360,000(d)
Chief Executive Officer and          1996     700,000     175,000(e)       68,219               --
President                            1995     425,000     450,000             --             1,060,000(f)

David N. Hansen (g) .............    1997     350,000     350,000             --                --
Executive Vice President, Chief      1996      87,500     100,000             --              500,000
   Financial Officer and             1995          --          --             --                --
   Treasurer


Paul J. Diaz (h).................    1997     247,325     350,000             --              105,000
Executive Vice President and         1996       --           --               --                --
   Chief                             1995        --           --              --                --
   Operating Officer
----------------------

(a) Except as noted below, does not include perquisites and other personal benefits, securities or property if the aggregate amount of such compensation does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the Named Executive Officer.

(b) The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts during the year ended December 31, 1997.

(c) Includes $72,749 in costs related to Dr. Stratton's non-business use of the Company airplane and $101,356 in relocation costs.

(d) Pursuant to the rules of the Securities and Exchange Commission, this number includes (i) options to purchase 460,000 shares which had been previously granted to Dr. Stratton in 1994, but were repriced on July 14, 1995 and January 10, 1997 and (ii) options to purchase 600,000 shares which had been previously granted to Dr. Stratton in 1995, but were repriced on July 14, 1995 and January 10, 1997. See footnote (f).

(e) Represents bonuses paid with respect to the Company's performance during the first and second quarters of 1996. No bonuses were paid to Dr. Stratton with respect to the third or fourth quarters of 1996 or the year ended December 31, 1996.

(f) Pursuant to the rules of the Securities and Exchange Commission, this number consists of (i) options to purchase 460,000 shares which had been previously granted to Dr. Stratton in 1994, but were repriced on July 14, 1995 and (ii) options to purchase 600,000 shares granted to Dr. Stratton in 1995, of which options to purchase 300,000 shares were repriced on July 14, 1995. See footnote (d).

(g) Mr. Hansen joined the Company in October 1996.

(h) Mr. Diaz joined the Company in October 1996 and became the Executive Vice President and Chief Operating Officer in November 1997.

OPTIONS AND STOCK PLANS

     Option Grant Table. The following table sets forth certain information regarding options granted during the year ended December 31, 1997 by the Company to the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                                                                  POTENTIAL
                                             PERCENT OF                                       REALIZABLE VALUE
                              NUMBER OF     TOTAL OPTIONS                                     AT ASSUMED ANNUAL
                             SECURITIES      GRANTED TO                                        RATES OF STOCK
                             UNDERLYING     EMPLOYEES IN                                     PRICE APPRECIATION
           NAME                OPTIONS      FISCAL YEAR     EXERCISE OR   EXPIRATION       FOR OPTION TERM ($) (B)
                             GRANTED (#)       (%)(A)     BASE PRICE ($)       DATE           5%            10%
                             -----------       ------       -----------  ------------      -----         ------

Arthur W. Stratton, Jr.,       300,000           9.7%         $9.125        1/10/07      $1,721,599      $4,362,870
M.D.......................     300,000(c)        9.7%         $9.125       12/21/05      $1,721,599      $4,362,870
                               300,000(c)        9.7%         $9.125        3/14/05      $1,721,599      $4,362,870
                               460,000(c)       14.9%         $9.125        6/22/04      $2,639,785      $6,689,734
David N. Hansen...........       --              --             --            --            --              --
Paul J. Diaz..............      5,000           0.2%          $9.125        1/10/07       $28,693         $72,714
                               100,000          3.2%          $11.00        5/8/07        $691,784       $1,753,117
------------------

(a)  Based on  3,095,096  options granted in 1997.

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

(c) Pursuant to the rules of the Securities and Exchange Commission, these numbers includes (i) options to purchase 460,000 shares which had been previously granted to Dr. Stratton in 1994, but were repriced on July 14, 1995 and January 10, 1997 and (ii) options to purchase 600,000 shares which had been previously granted to Dr. Stratton in 1995, but were repriced on July 14, 1995 and January 10, 1997.

     Year-End Option Table. The following table sets forth certain information concerning stock option exercises in fiscal 1997 by the Named Executive Officers and the value of the unexercised stock options as of December 31, 1997 held by the Named Executive Officers.

                      OPTION EXERCISES IN LAST FISCAL YEAR

                                                             NUMBER OF SECURITIES               VALUE OF UNEXERCISED,
                                                            UNDERLYING UNEXERCISED                 IN-THE-MONEY
                               SHARES                         OPTIONS AT FISCAL                   OPTIONS AT FISCAL
                              ACQUIRED        VALUE              YEAR-END (#)                      YEAR-END ($)(b)
           NAME                  ON         REALIZED
                            EXERCISE (#)      ($)(A)     EXERCISABLE     UNEXERCISABLE       EXERCISABLE      UNEXERCISABLE


Arthur W. Stratton, Jr.,        --             --          211,666         1,213,334         $1,958,245        $8,645,005
M.D.......................
David N. Hansen...........      --             --          120,000           380,000            982,800         3,112,200
Paul J. Diaz..............      --             --           26,666           128,334            169,397           800,729
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

(b) Value is based on the difference between the option exercise price and the fair market value at December 31, 1997 year-end ($16.25 per share) multiplied by the number of shares underlying the option.

DIRECTORS' COMPENSATION

     During the year ended December 31, 1997, non-employee members of the Board received an annual fee of $10,000, plus $2,000 for each meeting of the Board attended and $1,500 for each meeting of any of the committees of the Board attended, if held separately. Directors are also reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings. Executive officers serve at the discretion of the Board. There are no family relationships among any of the executive officers or directors of the Company with the exception of Stiles
A. Kellett, Jr. and Samuel B. Kellett, who are brothers.

     The Company's 1995 Non-Employee Director Stock Option Plan (the "Directors Plan") is administered by the Compensation Committee of the Board. Subject to availability of shares under the Directors Plan, a director will be automatically granted on January 1 of each year during the term of the Directors Plan an option to purchase 2,500 shares of Common Stock at fair market value as of the date of grant. Each non-employee who becomes a director of the Company in the future will receive a grant of 2,500 shares on the date such person is first elected to the Board.

EMPLOYMENT AGREEMENTS

     Dr. Stratton. The Company has entered into an employment agreement with Arthur W. Stratton, Jr., M.D., the Company's President and Chief Executive Officer. Under this employment agreement, which was amended as of October 20, 1997, Dr. Stratton will serve as the Company's Chief Executive Officer for a term from October 20, 1997 through December 31, 2002. The term of the employment agreement automatically extends thereafter for additional one-year periods, unless terminated by either party at least 90 days prior to the expiration of the then current term. The Company is also obligated to use all reasonable efforts to have Dr. Stratton reelected to the Board for as long as he is an employee of the Company. Pursuant to the employment agreement, Dr. Stratton will receive a base salary (the "Base Salary") and a bonus of up to 100% of the Base Salary if the Company meets certain performance objectives established by the Compensation Committee of the Board (the "Committee"). Dr. Stratton's Base Salary was $750,000 for 1997 and is $850,000 for 1998. The Company has agreed to maintain life insurance on the life of Dr. Stratton with total death benefits of $2,000,000, which is payable in accordance with Dr. Stratton's written instructions, and disability benefits in the amount of 70% of Dr. Stratton's average compensation for the three years prior to his disability. Finally, Dr. Stratton is eligible to participate in the benefits plans maintained by the Company.

     If the Company terminates the employment agreement without Cause (as defined in the employment agreement) or if Dr. Stratton terminates his employment due to a material breach by the Company ("Material Breach") of certain terms of the employment agreement at any time either prior to a Change in Control (as defined in the employment agreement) or from and after the first anniversary of a Change in Control, Dr. Stratton will receive an aggregate severance benefit, payable in equal installments until the fifth anniversary of such termination, equal to (x) the greater of five times $1 million or the base salary being paid to Dr. Stratton immediately prior to his termination plus

(y) the greater of (1) the bonus paid to Dr. Stratton in the most recently completed fiscal year, (2) the aggregate amount of all bonuses paid to Dr. Stratton during the 12 months prior to termination or (3) 100% of the Base Salary being paid to Dr. Stratton immediately prior to termination (the "Base Severance Amount"). In addition, Dr. Stratton will receive normal
post-termination   benefits  in accordance with the Company's retirement,
insurance and other benefit plans and arrangements and the Company will provide coverage for Dr. Stratton and his dependents under its health benefit plans and arrangements until the fifth anniversary of such termination. If the Company terminates the employment agreement without cause, or if Dr. Stratton terminates his employment due to a Material Breach by the Company, or for Good Reason (as defined in the employment agreement), in any such case at any time during a period commencing with a Change in Control and ending one year from such Change in Control, Dr. Stratton will receive an aggregate severance benefit, payable in equal installments until the seventh anniversary of such termination, equal to seven times his Base Severance Amount and normal post-termination benefits, as described above, until the seventh anniversary of such termination. If the Company terminates the employment agreement because of permanent disability, Dr. Stratton will receive compensation at an annual rate equal to the Base Severance Amount for a 54 month period following such termination. In addition, the Company will pay Dr. Stratton's normal post-termination benefits and will provide coverage for Dr. Stratton and his dependents under its health benefit plans and arrangements for a 54-month period following such termination.

     If Dr. Stratton dies or if the Company terminates the employment contract because of permanent disability before receipt by Dr. Stratton of any or all payments to which Dr. Stratton is entitled under the employment agreement, the balance of all payments to which Dr. Stratton is entitled will continue to be paid to Dr. Stratton or his estate in installments or as a present value lump sum cash payment. If the Company terminates the employment agreement without Cause or because of permanent disability at any time, if Dr. Stratton terminates the employment agreement because of a Material Breach or for Good Reason, or if Dr. Stratton dies, any options which have not yet vested will vest and Dr. Stratton will have 60 days after such termination to elect to receive the present value of the applicable cash severance benefit (as described above) or any other amount to which he would be entitled. If such election is made by Dr. Stratton, the Company is obligated to pay such present value amount within 30 days after notice is given by Dr. Stratton. If it is determined that any payment or distribution paid or deemed paid to Dr. Stratton would be subject to the excise tax imposed by Section 4999 of the Code, or any interest or penalties with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), Dr. Stratton will be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by Dr. Stratton of all taxes (including any interest or penalties imposed with respect to such taxes), including any Excise Tax imposed upon the Gross-Up Payment, Dr. Stratton retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the payments.

     Dr. Stratton has agreed not to compete with the Company, solicit its employees or become associated with any competitor of the Company (unless such association is limited to ownership of less than one percent of any class of securities of any corporation traded in a national securities exchange or in The Nasdaq National Market) for three years from the termination of his employment.

     Mr. Hansen. The Company has entered into an employment with David N. Hansen, the Company's Executive Vice President, Chief Financial Officer and Treasurer. Under this agreement, Mr. Hansen will serve as the Company's Executive Vice President and Chief Financial Officer. The original term of the employment agreement was from September 15, 1996 through December 31, 1996, and the term of the employment agreement automatically extends thereafter for additional one-year periods, unless terminated by either party at least 90 days prior to the expiration of the then current term. Pursuant to the employment agreement Mr. Hansen will receive a Base Salary and a bonus if the Company meets certain performance objectives established by the Committee. Mr. Hansen's Base Salary was $350,000 for 1997 and is $350,000 for 1998. In addition, Mr. Hansen received stock options to purchase an aggregate of 500,000 shares. Mr. Hansen also received a $100,000 signing bonus for entering into the employment agreement. Mr. Hansen is eligible to participate in the benefits plans maintained by the Company.

     If the Company terminates Mr. Hansen's employment agreement without Cause (as defined in the employment agreement) or if Mr. Hansen terminates his employment due to a Material Breach by the Company (as defined in the employment agreement)of certain terms of the employment agreement at any time either prior to a Change in Control (as defined in the employment agreement) or from and after the first anniversary of a Change in Control, Mr. Hansen will receive a severance benefit, payable, until the second anniversary of the termination equal to the Base Salary paid to him immediately prior to his termination and a bonus equivalent to the bonus paid to him with respect to the most recently completed fiscal year. If the Company terminates the employment agreement without Cause at any period within one year following a Change in Control or if Mr. Hansen terminates his employment during such period because of a Material Breach by the Company or for Good Reason (as defined in the employment agreement), Mr. Hansen will receive a severance benefit until the third anniversary of the termination equal to the Base Salary paid to him immediately prior to his termination and a bonus equivalent to the bonus paid to him with respect to the most recently completed fiscal year. If Mr. Hansen's employment is terminated for any other reason he will be entitled to receive compensation and benefits through the date of termination and payment of his normal post-termination benefits in accordance with the Company's retirement, insurance and other benefit plans and arrangements. In addition, if Mr. Hansen's employment is terminated by the Company without Cause or is terminated by him due to a Material Breach or with Good Reason, fifty percent of options which have not yet vested will vest. If Mr. Hansen's employment is terminated by the Company without Cause at any time within one year following a Change of Control or if Mr. Hansen terminates his employment during such period because of a Material Breach by the Company or for Good Reason, all options which have not yet vested will vest and may be exercised by Mr. Hansen within 60 days. Furthermore, in such a termination situation Mr. Hansen will have 60 days after such termination to elect to receive an amount equal to the present value of the Extended Severance Benefit (as defined in the employment agreement). If it is determined that any payment or distribution paid or deemed paid to Mr. Hansen would be subject to the excise tax imposed by Section 4999 of the Code, or any interest or penalties with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), Mr. Hansen will be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by Mr. Hansen of all taxes (including any interest or penalties imposed with respect to such taxes), including any Excise Tax imposed upon the Gross-Up Payment, Mr. Hansen retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the payments.

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

     Mr. Diaz. The Company has entered into an employment with Paul Diaz, the Company's Executive Vice President and Chief Operating Officer. Under this agreement, Mr. Diaz will serve as the Company's Executive Vice President and Chief Operating Officer for a term from November 17, 1997 through December 31, 1998. The term of the employment agreement automatically extends thereafter for additional one-year periods, unless terminated by either party at least 90 days prior to the expiration of the then current term. Pursuant to the employment agreement Mr. Diaz will receive a Base Salary and a bonus if the Company meets certain performance objectives established by the Committee. Mr. Diaz's Base Salary, prorated for that period of time during which his employment agreement was in effect, was $350,000 for 1997 and is $350,000 for 1998. Mr. Diaz is eligible to participate in the benefits plans maintained by the Company.

     If the Company terminates the employment agreement without Cause (as defined in the employment agreement) or if Mr. Diaz terminates his employment due to a Material Breach by the Company (as defined in the employment agreement) of certain terms of the employment agreement at any time either prior to a Change in Control (as defined in the employment agreement) or from and after the first anniversary of a Change in Control, Mr. Diaz will receive an aggregate severance benefit, payable in equal installments until the second anniversary of such termination, equal to twice the sum of the Base Salary being paid to Mr. Diaz immediately prior to such termination plus the bonus paid to him in the fiscal year most recently completed prior to such termination. In addition, Mr. Diaz will receive normal post-termination benefits in accordance with the Company's retirement, insurance and other benefit plans and arrangements and the Company will provide coverage for Mr. Diaz under its health benefit plans and arrangements until the second anniversary of such termination. If the Company terminates the employment agreement without Cause (as defined in the employment agreement) or if Mr. Diaz terminates his employment due to a Material Breach by the Company at any time during a period commencing with a Change in Control and ending one year from such Change in Control, Mr. Diaz will receive an aggregate severance benefit, payable in equal installments until the third anniversary of such termination, equal to three times the sum of the Base Salary being paid to Mr. Diaz immediately prior to such termination plus the bonus paid to him in the fiscal year most recently completed prior to such termination. In addition, Mr. Diaz will receive normal post-termination benefits as described above until the third anniversary of such termination.

     In addition, if Mr. Diaz's employment is terminated by the Company without Cause or is terminated by him due to a Material Breach or with Good Reason, fifty percent of options which have not yet vested will vest. If Mr. Diaz's employment is terminated by the Company without Cause at any time within one year following a Change of Control or if Mr. Diaz terminates his employment during such period because of a Material Breach by the Company or for Good Reason, all options which have not yet vested will vest and may be exercised by Mr. Diaz within 60 days. Furthermore, in such a termination situation Mr. Diaz will have 60 days after such termination to elect to receive an amount equal to the present value of the Extended Severance Benefit (as defined in the employment agreement). If it is determined that any payment or distribution paid or deemed paid to Mr. Diaz would be subject to the excise tax imposed by Section 4999 of the Code, or any interest or penalties with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), Mr. Diaz will be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by Mr. Diaz of all taxes (including any interest or penalties imposed with respect to such taxes), including any Excise Tax imposed upon the Gross-Up Payment, Mr. Diaz retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the payments.

     Mr. Diaz has agreed not to compete with the Company, solicit its employees, become associated with any competitor of the Company (unless such association is limited to ownership of less than one percent of any class of securities of any corporation traded in a national securities exchange or in The Nasdaq National Market) or disclose any material information concerning the Company for the later of (i) two years from the termination of his employment or (ii) the end of the period during which Mr. Diaz is entitled to receive any severance benefits.

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

     During the last year, no executive officer of the Company served as a member of the compensation committee of another entity (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors), of which either Messrs. Grant, Fries and Robenalt is an executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 31, 1998 (i) by each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) by each director of the Company, (iii) by each executive officer of the Company named in the Summary Compensation Table and
(iv) by all directors and executive officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.

                                                         SHARES BENEFICIALLY             PERCENTAGE OF SHARES
            NAME OF BENEFICIAL OWNER                          OWNED(1)                   BENEFICIALLY OWNED(1)

Kellett Stockholder Group (2):
   Stiles A. Kellett, Jr. (3)................               3,063,943                             10.2%
   Samuel B. Kellett (4).....................               2,178,446                              7.4
   Others (5)................................                 854,132                              2.9
                                                           ----------                            ----
     Kellett Stockholder Group (2)...........               6,067,771                             20.5

Massachusetts Financial Services Company (6)               2,878,800                              9.7
J.P. Morgan & Co., Incorporated (7).........               2,032,700                              6.9
Arthur W. Stratton, Jr., M.D. (8)...........                 598,610                              2.0
David N. Hansen (9) .......................                  186,667                               *
Paul J. Diaz (10)...........................                 131,666                               *
John F. Robenalt, Esq. (11).................                  22,733                               *
Christopher Grant, Jr. (12).................                  15,000                               *
David C. Fries, Ph.D. (13)..................                  15,777                               *
All executive officers and directors
      as a group (14).......................               6,212,842                             20.5
--------------------------

* Represents less than 1% of the outstanding Common Stock.

(1) As of March 31, 1998, there were 29,564,434 shares of the Company's Common Stock outstanding. Pursuant to the rules of the Securities and Exchange Commission, the number of shares of Common Stock deemed outstanding includes shares issuable pursuant to options held by the respective person or group which may be exercised within 60 days after the date of this report ("presently exercisable stock options").

(2) With respect to information relating to the Kellett Stockholder Group, the Company has relied on information set forth in a Schedule 13D filing dated January 2, 1996, as amended, filed on behalf of the Kellett Stockholder Group. The members of the Kellett Stockholder Group are Stiles A. Kellett, Jr., Samuel B. Kellett, William R. Bassett, as Trustee of Samuel B. Kellett, Jr. Irrevocable Trust Dated 11/1/91, William R. Bassett, as Trustee of Charlotte Rich Kellett Irrevocable Trust Dated 11/1/91, William R. Bassett, as Trustee of Stiles A. Kellett III Irrevocable Trust Dated 11/1/91, William R. Bassett, as Trustee of Barbara Katherine Kellett Irrevocable Trust Dated 11/1/91 and Kellett Partners, L.P. The Kellett Stockholder Group does not include 10,000 shares of Common Stock held by Stiles A. Kellett, Jr.'s spouse (see footnote (3)) and 18,750 shares of Common Stock held in trust for one of Samuel B. Kellett's children, of which he is the trustee (see footnote (4)). See footnotes (3), (4) and (5). The address of the Kellett Stockholder Group is: c/o Samuel B. Kellett, Stockholders Agent, 1935 Garraux Road, N.W., Atlanta, GA 30327.

(3) The shares of Common Stock reported for Stiles A. Kellett, Jr., with the exception of 10,000 shares held by his spouse, are also included in the holdings of the Kellett Stockholder Group (see footnote (2)). With respect to information relating to Stiles A. Kellett, Jr., the Company has relied on information set forth in a Schedule 13D filing dated January 2, 1996, as amended, filed on behalf of Stiles A. Kellett, Jr. Includes 10,000 shares of Common Stock issuable pursuant to presently exercisable stock options, 10,000 shares of Common Stock owned by Stiles A. Kellett, Jr.'s spouse and 862,760 shares held by Kellett Partners, L.P., a Georgia limited partnership of which Stiles A. Kellett, Jr. is the general partner. Does not include an aggregate of 5,000 shares owned directly by Stiles A. Kellett, Jr.'s children. Mr. Stiles A. Kellett, Jr. disclaims beneficial ownership of the shares owned by his children. Stiles A. Kellett, Jr.'s address is 200 Galleria Parkway, Suite 1800, Atlanta, GA 30339.

(4) The shares of Common Stock reported for Samuel B. Kellett, with the exception of 18,750 shares held in a trust for (a) one of his children of which he is the trustee, are also included in the holdings of the Kellett Stockholder Group (see footnote (2)). With respect to information relating to Samuel B. Kellett, the Company has relied on information set forth in a Schedule 13D filing dated January 2, 1996, as amended, filed on behalf of Samuel B. Kellett. Includes 5,000 shares of Common Stock issuable pursuant to presently exercisable stock options and 18,750 shares of Common Stock held in trust for the benefit of one of Samuel B. Kellett's children of which he is trustee. Does not include an aggregate of 854,132 shares held in trust for the benefit of his two other children of which he is not trustee (see footnote (5)). Mr. Samuel B. Kellett disclaims beneficial ownership of the shares held in trust for the benefit of his children. Samuel B. Kellett's address is 1935 Garraux Road, N.W., Atlanta, GA 30327.

(5) The shares of Common Stock reported here are also included in the holdings of the Kellett Stockholder Group (see footnote (2)). With respect to information relating to the following trusts, the Company relied on information set forth in a Schedule 13D filing dated January 2, 1996, as amended, filed on behalf of the Kellett Stockholder Group. Includes shares of Common Stock of the following trusts: William R. Bassett, as Trustee of Samuel B. Kellett, Jr. Irrevocable Trust Dated 11/1/91 and William R. Bassett, as Trustee of Charlotte Rich Kellett Irrevocable Trust Dated 11/1/91. Each of these trusts owns 427,066 shares of Common Stock. See footnote (2).
(6) With respect to information relating to Massachusetts Financial Services Company ("MFS"), the Company has relied on information set forth in a Schedule 13G filing dated February 12, 1998 filed on behalf of MFS. Includes 1,654,200 shares which are also beneficially owned by MFS Series Trust II - MFS Emerging Growth Fund and 1,224,600 shares which are also owned by certain other non-reporting entities. MFS' address is 500 Boylston Street, 15th Floor, Boston, MA 02116.

(7) With respect to information relating to J.P. Morgan & Co. Incorporated ("J.P. Morgan"), the Company has relied on information set forth in a Schedule 13G filing dated February 13, 1998 filed on behalf of J.P. Morgan. J.P. Morgan's address is 60 Wall Street, New York, New York 10260.

(8) Consists of 158,900 shares of Common Stock owned jointly by Dr. Stratton and his spouse, 28,044 shares of Common Stock owned by Dr. Stratton's spouse and 411,666 shares of Common Stock issuable pursuant to presently exercisable stock options granted to Dr. Stratton.

(9) Consists of 186,667 shares of Common Stock issuable pursuant to presently exercisable stock options.

(10) Includes 81,666 shares of Common Stock issuable pursuant to presently exercisable stock options.

(11) Includes 1,200 shares owned by Mr. Robenalt's spouse and 900 shares held by a trust for the benefit of his children. Mr. Robenalt disclaims beneficial ownership of such shares. Also includes 11,000 shares of Common Stock issuable pursuant to presently exercisable stock options.

(12) Includes 10,000 shares of Common Stock issuable pursuant to presently exercisable stock options.

(13) Includes 10,000 shares of Common Stock issuable pursuant to presently exercisable stock options.

(14) Includes presently exercisable stock options to purchase an aggregate of 725,999 shares of Common Stock. See footnotes (3), (4),
        (6), (7), (8), (9), (10), and (11).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH CONVALESCENT SERVICES, INC. AND THE KELLETT PARTNERSHIPS

      On January 9, 1995, the Company, CSI, CSI's stockholders and certain of their affiliates entered into certain agreements governing the merger of Blue Corporation, a Georgia corporation and wholly owned subsidiary of the Company, with and into CSI and the acquisition of certain related assets. CSI operated subacute-oriented skilled nursing facilities that provided restorative nursing care and specialty medical services, including rehabilitation programs, respiratory therapy, infusion therapy, wound care treatment and Alzheimer disease management. The Company acquired 25 skilled nursing facilities, one rehabilitation hospital and one continuing care retirement community, with an aggregate of 3,801 beds in connection with this transaction. On January 2, 1996 the CSI merger (the "CSI Merger") was consummated.

      Pursuant to the Agreement and Plano of Merger by and between the Company, CSI and Blue Corporation, a wholly owned subsidiary of the Company, (the "CSI Merger Agreement"), all of the issued and outstanding shares of capital stock of CSI were converted into the right to receive an aggregate of 5,853,656 shares of Common Stock, and $7,000,000 in cash. As a result of the CSI Merger, the Stiles
A. Kellett, Jr. and Samuel B. Kellett (the "Kelletts") each received 2,072,696 shares of Common Stock.

      The shares of Common Stock issued in the CSI Merger were not registered under the Securities Act of 1933 (the "Securities Act") and, consequently, constitute "restricted securities" as that term is defined in Rule 144 under the Securities Act. On April 29, 1997 (the effective date of the Rule 144 rule change), the shares of Common Stock received by the former stockholders of CSI (the "CSI Stockholders") in the CSI Merger became eligible for sale under Rule
144. The Company and the CSI Stockholders have entered into (i) a Stockholders Agreement relating to certain voting and stock transfer matters and (ii) a Registration Rights Agreement granting the CSI Stockholders certain registration rights with respect to the Common Stock received by them in the CSI Merger (each described below).

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

      In connection with the CSI Merger, CSI (which has since merged with and into another wholly owned subsidiary of Mariner, Mariner Health Care of Nashville, Inc.) entered into leases on 14 skilled nursing facilities (collectively, the "Leased Facilities") from partnerships owned or controlled by the Kelletts. Each of the leases for the Leased Facilities (the "Leases") has a base term of eight years and four months from January 2, 1996 as well as a number of five-year renewal terms at the option of CSI, except that the Lease for Centerville Care Center has a term of seven years and four months with no renewal terms. Each Lease provides for a fixed rent, which will not increase over the base or renewal terms of such Lease. The aggregate annual rent for the Leased Facilities is approximately $8,040,000. In addition to paying scheduled rent for each Leased Facility, CSI is required to pay all utilities, insurance and property taxes and to maintain the Leased Facility, reasonable wear and tear excepted.

      If CSI leases a Leased Facility for all optional renewal terms, CSI may purchase such Leased Facility at the end of the last renewal term for its fair market value, as determined by agreement between CSI and the applicable Lessor or, absent such agreement, by appraisal at such time. For each Leased Facility other than Bethany Village Health Care Center and North Dallas Restorative Care Center, CSI also will have the option (the "Options") to purchase the Leased Facility for a fixed price during specified one-year periods for the applicable Lease. The Options are exercisable during specified periods between 1998 and 2010. The fixed prices are based on appraisals that estimate the fair market value of each Leased Facility as of the date the Option for each Leased Facility is first exercisable. The aggregate estimated fair market value as of the earliest exercise date of the Options of, and the aggregate purchase price for, the 12 Leased Facilities subject to the Options is approximately $59,585,000. On May 24, 1995, the Company made a deposit of an aggregate of $13,155,000 with the Lessors for the Options. If CSI exercises an Option for a Leased Facility, the portion of such $13,155,000 deposited by the Company for the Option for that Leased Facility will be credited toward the purchased price for that Leased Facility. If an Option is not exercised during the applicable exercise period, the applicable portion of such deposit will be forfeited by the Company. If an Option is exercised, approvals from health care regulatory authorities may be required to consummate the purchase of the Leased Facility.

      STOCKHOLDERS AGREEMENT. Pursuant to the terms of a stockholders agreement (the "Stockholders Agreement") between the Company and the CSI Stockholders, the CSI Stockholders were prohibited from selling any shares of Common Stock beneficially owned by them prior to May 24, 1997. Between May 24, 1997 and May 24, 1998, the CSI Stockholders are prohibited from selling more than 50% of the shares of Common Stock beneficially owned by them. After May 24, 1998, the CSI Stockholders may sell the shares of Common Stock beneficially owned by them without limitation as to volume imposed by the Stockholders Agreement. Sales of such shares must otherwise be made in compliance with the other terms of the Stockholders Agreement.

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

      Under the Stockholders Agreement, an agent designated by the CSI Stockholders (the "Stockholders Agent") has the right to designate one person to serve on the Company's Board of Directors. The director designee must be reasonably acceptable to the Company. The Company is obligated to use all reasonable efforts to cause the designee to be elected as a director. Stiles A. Kellett, Jr. has been designated as the initial person to serve as a director of the Company. Effective as of June 2, 1995, Mr. Stiles A. Kellett, Jr. was appointed as a director of the Company for a term ending at the Company's annual meeting of stockholders in 1996, at which time he was elected for a three year term ending at the Company's Annual Meeting of Stockholders in 1999. Also, in July, 1997, Samuel Kellett was appointed as a director of the Company for a term ending at the Company's Annual Meeting of Stockholders in 1998.

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

      The CSI Stockholders have the additional right under the Registration Rights Agreement to require the Company to prepare and file on three occasions a registration statement under the Securities Act with respect to their shares of Common Stock. This right became exercisable on May 24, 1997 and, if the person designated by the Stockholders Agent to be nominated for election as a director of the Company pursuant to the Stockholders Agreement stands for election and is not elected, once within 120 days after the meeting at which such designee is not elected. Except for registrations requested after the Stockholders Agent's designee is not elected, the Company is not required to register more than 50% of the shares of Common Stock issued in the Merger between May 24, 1997 and May 24, 1998. The Company is required to use all reasonable efforts to effect such registration, subject to certain conditions and limitations. The Company is generally required to bear the expenses of all registrations under the Registration Rights Agreement, except for underwriter's discounts and commissions or any stock transfer taxes attributable to the shares being offered and sold. The CSI Stockholders' right to request such registrations will terminate when the CSI Stockholders own less than 5% of the total voting power of the outstanding voting securities of the Company.

     Other Agreements related to the Kelletts. As of February 28, 1998 Fort Worth Medical Investor Ltd., L.P. owed the Company approximately $1,018,000. Mr. Samuel B. Kellett is the general partner of, and owns a minority interest in, Fort Worth Medical Investors, Ltd., L.P., the assets of which are managed by the Company. Also, as of February 28 , 1998, Sun City Center Associates, L.P. owed the Company approximately $2,943,000 in connection with Lake Towers Retirement Community, and the Company owed Sun City Center Associates, L.P. approximately $2,182,000 in connection with the Sun Terrace Health Care Center. The Kelletts are the sole general and limited partners of Sun City Center Associates, L.P., the assets of which are managed by the Company. Such amounts are owed in connection with the working capital accounts of these managed facilities. The Kelletts also owe the Company certain amounts in connection with certain indemnity provisions in various of the CSI Merger agreements relating to outstanding claims against CSI. All such amounts owed to the Company are currently being contested by the Kelletts.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April, 1998.

                                                  MARINER HEALTH GROUP, INC.


                                                 By:/S/ DAVID N. HANSEN
                                                    ---------------------
                                                        David N. Hansen
                                                        Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                   SIGNATURE                                       TITLE(S)                            DATE
                   ---------                                       --------                            ----
          /S/ ARTHUR W. STRATTON, JR.*            Chairman of the Board of Directors, Chief       April 30, 1998
---------------------------------------------         Executive Officer, President and
              Arthur W. Stratton                      Director (principal executive officer)

              /S/ DAVID N. HANSEN*                Executive Vice President, Chief Financial       April 30, 1998
---------------------------------------------         Officer, Treasurer and Director
                  David N. Hansen                     (principal financial and accounting
                                                      officer)

               /S/ DAVID C. FRIES*                Director                                        April 30, 1998
---------------------------------------------
                   David C. Fries

           /S/ CHRISTOPHER GRANT, JR.*            Director                                        April 30, 1998
---------------------------------------------
               Christopher Grant, Jr.

           /S/ STILES A. KELLETT, JR.*            Director                                        April 30, 1998
---------------------------------------------
               Stiles A. Kellett, Jr.

             /S/ SAMUEL B. KELLETT*               Director                                        April 30, 1998
---------------------------------------------
                 Samuel B. Kellett

              /S/ JOHN F. ROBENALT*               Director                                        April 30, 1998
---------------------------------------------
                  John F. Robenalt

BY:            /S/ DAVID N. HANSEN
  -------------------------------------------
       David N. Hansen, Attorney in Fact

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