Form 10-Q
period 1998-03-31
MARINER HEALTH GROUP INC
filed 1998-05-15
CIK 900304

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED        MARCH 31, 1998


                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO__________

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

                    1881 WORCESTER ROAD, FRAMINGHAM, MA 01701
                    -----------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)
                                 (860) 701-2000
                                 --------------
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

     29,588,155 Shares of Common Stock, par value $.01 per share, were outstanding at May 11, 1998

                           MARINER HEALTH GROUP, INC.
------------------------------------------------------------------------------

FORM 10-Q - MARCH 31, 1998
                                      INDEX

PART I   Financial Information                                            PAGE

Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                  December 31, 1997 and March 31, 1998                     3

                  Consolidated Statements of Operations for the
                  Three Months Ended March 31, 1997 and 1998               4

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 1997 and 1998               5

                  Notes to Consolidated Financial Statements               6-7

ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            8-12

PART II. Other Information

ITEM 2.  Changes in Securities and Use of Proceeds                         13

ITEM 5.  Other Information                                                 13

ITEM 6.  Exhibits and Reports on Form 8-K                                  13

Exhibit Index                                                              14

Signatures                                                                 15

                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
           DECEMBER 31, 1997 (AUDITED) AND MARCH 31, 1998 (UNAUDITED)

                                                                                             December 31,       March 31,
                                                                                                1997              1998
                                                                                                               (Unaudited)
                                                                                          -----------------------------------
                                         ASSETS
Current assets:
Cash and cash equivalents                                                                      $      3,627       $    4,760
Accounts receivable, less allowance for doubtful accounts of $16,046
 and $15,981, respectively                                                                          154,162          157,225
Estimated settlements due from third-party payors                                                    34,335           31,502
Prepaid expenses and other current assets                                                            19,268           16,378
Deferred income tax benefit                                                                           8,560            9,048
                                                                                          -----------------------------------
                              Total current assets                                                  219,952          218,913

Property, plant and equipment, net of accumulated depreciation of
$62,109 and $64,090, respectively                                                                   415,948          421,825
Goodwill, net of accumulated amortization of $18,170 and $20,824, respectively                      382,459          389,438
Intangible and other assets, net of accumulated amortization of $7,315
     and $7,872, respectively                                                                        24,670           25,256
Restricted cash and cash equivalents                                                                  2,888            2,987
Deferred income tax benefit                                                                          29,852           26,741
                                                                                          -----------------------------------
                              Total assets                                                     $  1,075,769      $ 1,085,160
                                                                                          ===================================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations                             $     13,911      $    13,600
Accounts payable                                                                                     26,943           19,277
Accrued payroll                                                                                      17,454           13,010
Accrued vacation                                                                                     10,955           12,810
Other accrued expenses                                                                               44,874           40,605
Deferred income taxes                                                                                    43               62
Other liabilities                                                                                     3,519            3,452
                                                                                          -----------------------------------
                              Total current liabilities                                             117,699          102,816

Long-term debt and capital lease obligations                                                        570,483          585,333
Deferred income taxes                                                                                17,307           17,551
Deferred gain                                                                                         1,789            1,752
Other long-term liabilities                                                                          27,673           27,912
                                                                                            ---------------------------------
                              Total liabilities                                                     734,951          735,364
Stockholders' equity
 Common stock, $.01 par value; 50,000,000 shares authorized;
 29,447,614 issued and outstanding at December 31, 1997 and
 29,578,704  shares issued and outstanding at March 31, 1998.                                           295              296
 Additional paid-in capital                                                                         317,216          318,279
 Retained earnings                                                                                   23,307           31,221
                                                                                          -----------------------------------
                              Total stockholders' equity                                            340,818          349,796
                                                                                          -----------------------------------
                              Total liabilities and stockholders' equity                       $  1,075,769     $  1,085,160
                                                                                          ===================================

                             See accompanying notes

                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                               Three months ended March 31,
                                                                  1997             1998
                                                                  ----             ----
Net patient service revenue                                     $  170,824       $  195,405
Other revenue                                                        3,589            6,971
                                                             --------------    -------------
Total operating revenue                                            174,413          202,376
                                                             --------------    -------------


Operating expenses:
Facility operating costs                                           133,698          152,430
Corporate general and administrative                                11,808           14,484
                                                             --------------    -------------
                                                                   145,506          166,914
                                                             --------------    -------------

Interest Income                                                      (259)            (517)
Interest Expense                                                     9,449           12,792
Facility rent expense, net                                           1,112            1,144
Depreciation and amortization                                        6,546            7,911
                                                             --------------    -------------
Total operating expenses                                           162,354          188,244
                                                             --------------    -------------



Income before income taxes                                          12,059           14,132
Provision for income taxes                                           5,306            6,218
                                                             ==============    =============
Net income                                                      $    6,753       $    7,914
                                                             ==============    =============

Net income per share:
        diluted                                                 $     0.23       $     0.26
                                                             ==============    =============
        basic                                                   $     0.23       $     0.27
                                                             ==============    =============

Weighted average number shares outstanding:

        diluted                                                 29,173,580       30,472,660
        basic                                                   29,017,699       29,500,495


                             See accompanying notes

                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          Three months ended March 31,
                                                                                         1997                 1998
                                                                                  ----------------- -- -----------------
Cash flows from operating activities:
Net income                                                                          $        6,753       $        7,914

Adjustments to reconcile net income to cash provided by operating activities:
  Depreciation and amortization                                                              6,546                7,911
  Provision for losses on accounts receivable                                                1,229                1,707
  Amortization of deferred gain                                                                (37)                 (37)
  Amortization of deferred financing costs                                                     328                  337
  Change in deferred income taxes                                                              956                2,886
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                                         (3,822)              (4,770)
    Decrease in estimated settlements from third parties                                     1,306                  833
    (Increase) decrease in prepaid expenses and other current assets                          (133)               2,890
    Decrease in accounts payable                                                            (5,586)              (7,666)
    Increase (decrease) in accrued liabilities                                               2,809               (4,879)
    Increase (decrease) in other current liabilities                                            61                  (67)
                                                                                  -----------------    -----------------
  Net cash provided by operating activities                                                 10,410                7,059
                                                                                  -----------------    -----------------

Cash flows used in investing activities:
  Purchase of plant, property and equipment                                                 (6,704)             (10,665)
  Cash payments related to acquisitions                                                     (7,295)              (4,499)
  Increase in restricted cash                                                                 (668)                 (99)
  Increase in intangible and other assets                                                   (3,615)              (1,132)
                                                                                  -----------------    -----------------
Net cash used in investing activities                                                      (18,282)             (16,395)
                                                                                  -----------------    -----------------

Cash flows from financing activities:
  Drawings on line of credit borrowings                                                     54,000               30,500
  Repayments on line of credit                                                             (42,500)             (20,000)
  Repayments of long term debt and capital lease obligations                                (1,584)              (1,095)
  Proceeds from exercise of employee stock options                                              43                  780
  Shares issued under employee stock purchase plan                                             239                  284
                                                                                  -----------------    -----------------
 Net cash provided by financing activities                                                  10,198               10,469
                                                                                  -----------------    -----------------

Increase in cash and cash equivalents                                                        2,326                1,133
Cash and cash equivalents at beginning of period                                             4,616                3,627
                                                                                  -----------------    -----------------
Cash and cash equivalents at end of period                                        $          6,942     $          4,760
                                                                                  =================    =================
Supplemental Data:

Cash paid during the period for:

Income taxes                                                                      $          1,026     $          1,708

Interest                                                                          $          5,811     $          9,110

Non-cash investing and financing activities:

The Company entered into a three year note payable for $5,134,000 related to a 1997 rehabilitation company acquisition.


                             See accompanying notes

                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements as of and for the periods ended March 31, 1997 and 1998 are unaudited. All adjustments and accruals have been made which, in the opinion of the management, are necessary for a fair presentation. Results of operations for the period ended March 31, 1998 are not necessarily indicative of those expected for any future period.

2. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. These financial statements have been prepared with the assumption that users of the interim financial information have either read or have access to the Company's audited consolidated financial statements for the year ended December 31, 1997. Accordingly, footnote disclosures which would substantially duplicate the disclosures contained in the Company's December 31, 1997 audited consolidated financial statements have been omitted from these unaudited interim consolidated financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited interim consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997.

3. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computation for "income available to common stockholders" and other related disclosures required by SFAS 128:

                        For the three month period ended

                                                   March 31, 1997                             March 31, 1998
                                                     (thousands)                                (thousands)
                                                                      Per                                      Per
                                        Income         Shares        Share      Income         Shares         Share
                                      (Numerator)   (Denominator)    Amount   (Numerator)   (Denominator)     Amount
    Basic EPS:
     Income available to common
       shareholders                  $     6,753       29,018       $  0.23    $    7,914        29,500     $    0.27
    Effect of dilutive securities:
       Common stock equivalents                           156                                       973
    Diluted EPS:
      Income available to common
        stockholders and assumed
          conversions                $     6,753       29,174       $  0.23    $    7,914        30,473     $    0.26

         Options to purchase 667,929 and 1,491,101 shares of common stock at a weighted average exercise price of $11.68 and $16.03 were outstanding during the three month periods ended March 31, 1997 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

4. Subsequent events - On April 13, 1998, Mariner entered into an Agreement and Plan of Merger (the "Merger Agreement") with Paragon Health Network, Inc. ("Paragon") and Paragon Acquisition Sub, Inc. ("Sub") providing for the merger of Sub with and into Mariner (the "Merger"). As a result of the merger, Mariner will become a wholly owned subsidiary of Paragon.

         Pursuant to the Merger Agreement, each share of the common stock of Mariner ("Mariner Common Stock") issued and outstanding at the effective time of the Merger (other than treasury shares) will be exchanged for one (1) share of common stock of Paragon ("Paragon Common Stock"). Consummation of the Merger is subject to approval of the stockholders of both Paragon and Mariner and various state and Federal regulatory agencies and other customary conditions.

         Holders of approximately 44% of the outstanding Paragon Common Stock and approximately 21% of the outstanding Mariner Common Stock have agreed to vote in favor of the transactions contemplated in the Merger Agreement. In addition, Paragon and Mariner have each granted the other an option to acquire 19.9% of their common stock, respectively, upon certain events.

         The Merger is expected to close during the third calender quarter of 1998.

5. Impact of the Year 2000 Issue- The Company has made an initial review of issues related to the Year 2000 and does not expect that it will have a material impact on the Company's business, operations or financial condition. However, the Company could be adversely impacted by the Year 2000 issue if its key suppliers and other third parties do not address the issue successfully. The Company is addressing these risks in order to reduce the impact on the Company.

         Certain 1997 financial statement items have been reclassified to conform with current year presentation.


RECENTLY ISSUED PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was issued in June 1997. This statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. The Company adopted this standard in the first quarter of 1998. The adoption of this standard had no material impact on the Company's results of operations, financial position or cash flows.

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

         SFAS Nos. 131 and 132 become effective in the Company's fiscal year ending December 31, 1998. The adoption of these statements is not expected to have a material impact on the Company's results of operations, financial position or cash flows and produce no major changes in current disclosures.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, (i) the Company's growth strategies, including its intention to make acquisitions; (ii) anticipated trends in the Company's business and demographics; (iii) the Company's ability to control costs and maintain quality of care; (iv) the Company's ability to respond to changes in regulations; and (v) the Company's ability to enter into contracts with managed care organizations and other payors. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of the factors described in the section entitled "Risk Factors" included in the Company's Annual Report on Form 10-K, as amended, with respect to the year ended December 31, 1997 including, among others (i) changes in the health care industry as a result of political, economic or regulatory influences including the implementation of the prospective payment system; (ii) changes in regulations governing the health care industry; (iii) changes in the competitive marketplace; (iv) the ability of the company to manage growth; (v) dependence on reimbursement from third party payors; (vi) expansion risk and impact on future operating results; (vii) the difficulty in integrating recent acquisitions; and (viii) the variability of quarterly operating results. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact transpire.



RESULTS OF OPERATIONS

         The following table sets forth certain consolidated financial data as percentages of total operating revenue for the three months ended March 31, 1997 and 1998 and the percentage changes in the dollar amounts of revenues and expenses for the three months ended March 31,1998 as compared to the three months ended March 31,1997.

                                             Three months                  Percentage
                                                 ended                      Increase
                                               March  31         Three  months ended  March 31
                                         1997        1998              1998   over   1997
                                         ----        ----              ----          ----
Revenues:
  Net patient service revenue            97.9   %     96.6  %                14.4%
  Other revenue                           2.1          3.4                   94.2
                                       -------     --------
  Total operating revenue               100.0        100.0                   16.0

Operating and administrative
expenses:
  Facility operating costs               76.7         75.3                   14.0
  Corporate general and                   6.8          7.2                   22.7
administrative

Interest expense                          5.3          6.1                   33.6
Facility rent expense, net                0.6          0.6                   2.9
Depreciation and amortization             3.8          3.9                   20.9
                                      --------     --------                  ----
Total operating costs and
  administrative expense                 93.1         93.1                   16.0
                                      --------     --------                  ----
Income before income tax                  6.9          6.9                   17.2
Income tax                                3.0          3.0                   17.2
                                      --------     --------
Net Income                                3.9   %      3.9  %                17.2%
                                      --------     --------                  ----


THREE MONTHS ENDED  MARCH 31, 1997 AND 1998

         REVENUE. Total operating revenue increased 16% from $174,413,000 during the three months ended March 31, 1997 to $202,376,000 during the three months ended March 31, 1998.

         Net patient service revenue increased by approximately $24,581,000, or 14.4%, from the first quarter of 1997 to the first quarter of 1998. Net patient service revenue is derived primarily from providing inpatient health care services to sub-acute patients, rehabilitation programs in skilled nursing facilities, outpatient rehabilitation services in freestanding clinics and other post-acute medical services. The increase was primarily the result of the inclusion in 1998 of revenue from three facilities acquired after March 31, 1997, opening of additional home health agencies, and increases in the number of rehabilitation contracts and increases in revenue per rehabilitation contract. The increase in revenue was partially offset by the sale of two facilities in the fourth quarter of 1997 and the cancellation or non-renewal of contracts for certain rehabilitation programs.

         Other revenue increased approximately $3,382,000, or 94.2%, during the quarter ended March 31, 1998. This increase in revenue was primarily due to the Company's management activities related to subacute care units and facilities and consulting fees generated from services provided to certain rehabilitation clients.

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

         Facility operating costs increased 14% from $133,698,000 in the first quarter of 1997 to $152,430,000 in the first quarter of 1998. These increases were principally the result of adding new facilities, providing more ancillary medical services and adding therapists and aides to service rehabilitation programs acquired after March 31, 1997. The increase in facility operating costs was partially offset by the sale of two facilities in the fourth quarter of 1997. As a percentage of total operating revenue, these costs aggregated 76.7% and 75.3% for the three months ended March 31, 1997 and 1998, respectively.

         CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. Corporate general and administrative expenses include the expenses of the Company's corporate and regional offices, which provide marketing, financial and management services and certain expenses associated with managing subacute care units and facilities. These expenses increased 22.7% from $11,808,000 in the first quarter of 1997 to $14,484,000 in the first quarter of 1998. The increase is primarily attributable to the addition of corporate personnel to support the increased number of facilities and businesses acquired during 1997 and investment in management information systems infrastructure. As a percentage of total revenue, these expenses were approximately equal to 6.8% and 7.2% for the three months ended March 31, 1997 and 1998, respectively.

         INTEREST EXPENSE Interest expense increased 33.6% from $9,190,000 in the first quarter of 1997 to $12,275,000 in the first quarter of 1998. This increase was the result of interest related to increased borrowings under the Credit Facility (as defined below) used to fund acquisitions and construction of facilities after the first quarter of 1997.

         RENT EXPENSE, NET. Rent expense increased 2.9% from $1,112,000 in the first quarter of 1997 to $1,144,000 in the first quarter of 1998. This expense was primarily comprised of rental payments on a facility leased under a sale/leaseback arrangement and facilities leased in connection with certain transactions. The increase was primarily the result of revenue-based incremental rent increases and increases in base rents.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 20.9% from $6,546,000 in the first quarter of 1997 to $7,911,000 in the first quarter of 1998. This increase was primarily attributable to the facilities and businesses acquired after the first quarter of 1997 and increased amortization of goodwill associated with these acquisitions.

         PROVISION FOR INCOME TAX. The effective tax rate for the first quarter of 1997 and 1998 was 44%. The Company currently expects its effective tax rate will be approximately 44% in 1998, significantly above the statutory rate, primarily due to non-deductible amortization of goodwill from certain transactions.

LIQUIDITY AND CAPITAL RESOURCES

         Mariner has financed its operations, acquisitions and capital expenditures primarily from cash provided by operations and the proceeds from stock issuances, sales of debt securities and borrowings under its Credit Facility. As of March 31, 1998, working capital and cash and cash equivalents were $116,097,000 and $4,760,000, respectively.

         Mariner has a $460,000,000 senior secured revolving credit facility with a syndicate of banks (the "Credit Facility"). On October 3, 1997, the Company entered into an amendment to the Credit Facility to increase borrowing capacity to $325,000,000 from $250,000,000. As of January 2, 1998 the terms were amended to increase the size of the Credit Facility to $460,000,000, extend the maturity of the Credit Facility and reduce certain restrictions that the Credit Facility imposes on the operations of the business of the Company and its subsidiaries. As of December 31, 1997 and March 31, 1998, principal balances outstanding under its Credit Facility were approximately $301,000,000 and $311,500,000, respectively, and letters of credit outstanding under this facility were approximately $6,715,000. As of March 31, 1998, the Letters of Credit under the Credit Facility included $5,624,000 that related to workers' compensation insurance and $1,091,000 associated with debt and other agreements. Mariner has used, and intends to continue to use, borrowings under the Credit Facility to finance the acquisition and development of additional subacute care facilities and related businesses, and for general corporate purposes, including working capital. Mariner's obligations under the Credit Facility are collateralized by a pledge of the stock of its subsidiaries and are guaranteed by all of the Company's subsidiaries. In addition, the Credit Facility is collateralized by mortgages on certain inpatient facilities of the Company's, leasehold mortgages on certain inpatient facilities by the Company, and security interests in certain other properties and assets of the Company and its subsidiaries. The Credit Facility matures on January 2, 2003 and provides for prime or LIBOR-based interest rate options. The borrowing availability and rate of interest varies depending upon specified financial ratios. The Credit Facility also contains covenants which among other things, require the Company to maintain certain financial ratios and impose certain limitations or prohibitions on the Company with respect to the incurrence of indebtedness liens and capital leases; the payment of dividends on, and the redemption or repurchase of its capital stock; investments and acquisitions, including acquisitions of new facilities; the merger or consolidation of the Company with any person or entity and the disposition of any of the Company's properties or assets.

         On April 4, 1996, the Company sold $150,000,000 aggregate principal amount of its 91/2% Senior Subordinated Notes due 2006 (the "Notes"). The Notes mature on April 1, 2006. The Notes are unsecured senior subordinated obligations of Mariner and, as such, are subordinated in right of payment to all existing and future senior indebtedness of Mariner, including indebtedness under the Credit Facility. From the net proceeds of approximately $144,456,000 from the sale of the Notes, $131,000,000 was used to repay all outstanding indebtedness under the Credit Facility (including interest and certain other fees) and the remainder was used to pay a portion of the purchase price for the acquisition of seven skilled nursing facilities and one assisted living facility in 1996. The Notes contain certain covenants, including, among other things, covenants with respect to the following matters: (i) limitation on indebtedness; (ii) limitation on restricted payments; (iii) limitation on the incurrence of liens; (iv) restriction on the issuance of preferred stock of subsidiaries: (v) limitation on transactions with affiliates; (vi) limitation on sale of assets; (vii) limitation on other senior subordinated indebtedness; (viii) limitation on guarantees by subsidiaries; (ix) limitation on the creation of any restriction on the ability of the Company's subsidiaries to make distributions; and (x) restriction on mergers, consolidations and the transfer of all or substantially all of the assets of the Company to another person. The Notes were issued under an Indenture dated as of April 4, 1996 by and among the Company and State Street Bank and Trust Company, as trustee (the "Indenture").


         Accounts receivable (net of allowances) were $154,162,000 and $157,225,000 at December 31, 1997 and March 31, 1998, respectively. Estimated settlements due from third-party payors aggregated $34,335,000 and $31,502,000 at December 31, 1997 and March 31, 1998, respectively. The number of days sales in accounts receivable and estimated settlements due from third-party payors was approximately 82 days at December 31, 1997 and 84 days at March 31, 1998. The increase was primarily due to an increase in accounts receivable on certain rehabilitation contracts.

         During the first quarter of 1998, the Company signed agreements to sell two nursing facilities. The total sales proceeds from the transactions were approximately $2,400,000. In 1997 these facilities generated aggregate net revenues of $8,670,000 and loss from continuing operations of $143,000. Through March 31, 1998, these facilities generated aggregate net revenues of $2,061,000 and loss from continuing operations of $188,000. In 1997 the Company recorded an impairment charge on long lived assets of approximately $4,882,000 in connection with these facilities.

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

         In June, 1997, the Company also acquired another rehabilitation company for a total purchase price of approximately $15,403,000. The Company made an initial payment of $2,000,000 and in 1998 paid an additional $3,135,000. These amounts were funded under the Company's Credit Facility. In addition, the Company entered into a 3 year, 7% interest bearing note for $5,134,000. The Company also agreed to pay the remaining $5,134,000 in contingent consideration over the next three years provided certain financial targets were met. Goodwill of approximately $10,615,000 was recorded in connection with this acquisition.

         Joint Ventures. In 1997, the Company entered into three joint venture arrangements in connection with three of its facilities located in Maryland and North Carolina. The Company retained a 50% interest in two of the facilities and 60% in the third facility. The Company received a total of $5,349,000 of capital contributions from its joint venture partners and recognized a gain of approximately $1,659,000 from these transactions.

         Dispositions. In 1997, the Company executed agreements to sell two nursing facilities in non-strategic locations. Total sales proceeds were $4,890,000 and a net pretax loss of $4,579,000 was recorded. In 1997 these facilities generated aggregate net revenues of $6,849,000 and income from continuing operations of $550,000.

         From April 1, 1998 through May 11, 1998, the Company also borrowed approximately $12,500,000 under the Credit Facility, primarily to fund working capital requirements.

         The Company's capital expenditures for the year ended December 31, 1997 and three months ended March 31, 1998 were approximately $37,173,000 and $10,665,000, respectively. The Company's capital expenditures in 1997 included approximately $6,000,000 for improvements to the Company's information systems. The Company has budgeted approximately $45,000,000 for capital expenditures during 1998. The Company's currently planned capital expenditures include approximately $9,000,000 for upgrading the Company's information systems, approximately $21,000,000 for expansion of existing facilities, as well as the costs of maintaining the Company's inpatient facilities and offices and approximately $12,000,000 for the completion of three new inpatient sites begun in 1997.

         Mariner believes that its future capital requirements will depend upon a number of factors, including cash generated from operations and the rate at which it acquires additional inpatient facilities or other health care services businesses and the rate at which it adds rehabilitation programs. Mariner expects to fund such capital expenditures with borrowings under its Credit Facility and cash from operations. Mariner currently believes that the cash from operations and borrowings under the Credit Facility will be sufficient to meet its needs until March 31, 1999.

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

PART II

                                OTHER INFORMATION

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Rights Agreement between the Company and State Street Bank & Trust Company, as rights agent, regarding the Company's Series A Junior Participating Preferred Stock was amended on April 13, 1998 (the "Amendment") in connection with the Company entering into an Agreement and Plan of Merger (the "Merger Agreement") with Paragon Health Network, Inc. ("Paragon") and Paragon Acquisition Sub, Inc. ("Sub") providing for the merger of Sub with and into Mariner (the "Merger"). Under the Amendment neither Paragon nor Sub became an "Acquiring Person" or an "Adverse Person" and no "Triggering Event," "Stock Acquisition Date" or "Distribution Date" (as such terms as defined in the Rights Agreement) occurred or will occur as a result of the approval, execution or delivery of the Merger Agreement or the occurrence of any of the transactions related to the Merger as described below.

ITEM 5. - OTHER EVENTS

         On April 13, 1998, Mariner entered into the Merger Agreement with Paragon and Sub providing for the merger of Sub with and into Mariner. As a result of the merger, Mariner will become a wholly owned subsidiary of Paragon.

         Pursuant to the Merger Agreement, each share of the common stock of Mariner ("Mariner Common Stock") issued and outstanding at the effective time of the Merger (other than treasury shares) will be exchanged for one (1) share of common stock of Paragon ("Paragon Common Stock"). Consummation of the Merger is subject to approval of the stockholders of both Paragon and Mariner and various state and Federal regulatory agencies and other customary conditions.

 Holders of approximately 44% of the outstanding Paragon Common Stock and approximately 21% of the outstanding Mariner Common Stock have agreed to vote in favor of the transactions contemplated in the Merger Agreement. In addition, Paragon and Mariner have each granted the other an option to acquire 19.9% of their common stock, respectively, upon certain events.

         The Merger is expected to close during the third calender quarter of 1998.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         The exhibits which are filed with this Report, or are incorporated by reference into this Report, are set forth on the Exhibit Index which appears on page 14 of this Report.

         (b)      Reports on Form 8-K.

         April 13, 1998. Item 5 - Other Events - To disclose Agreement and Plan of Merger with Paragon Health Network, Inc. and Paragon Acquisition Sub, Inc.

                                  EXHIBIT INDEX

EXHIBIT NO.              DESCRIPTION                                 PAGE
-----------              -----------                                 ----

4.1                      Amendment No. 1 to Rights Agreement          16

27                       Financial Data Schedule                      19

                                   SIGNATURES




         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED DULY THERETO AUTHORIZED.


                                                     MARINER HEALTH GROUP, INC.







DATE      MAY 14, 1998          BY /S/ DAVID N. HANSEN
     ---------------------         ---------------------------

                                   David N. Hansen
                                   Executive Vice President,
                                   Treasurer and Chief Financial Officer
                                   (Authorized officer and principal accounting and financial officer)