Form 10-Q
period 1998-06-30
MARINER HEALTH GROUP INC
filed 1998-08-14
CIK 900304

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO __________

                         COMMISSION FILE NUMBER 0-21512



                           MARINER HEALTH GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



        DELAWARE                                      NO. 06-1251310
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

                    1881 WORCESTER ROAD, FRAMINGHAM, MA 01701
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)



                                 (860) 701-2000
                     (TELEPHONE NUMBER, INCLUDING AREA CODE)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


        1,000 Shares of Common Stock, par value $.01 per share, were outstanding at August 10, 1998

                           MARINER HEALTH GROUP, INC.

FORM 10-Q - JUNE 30, 1998
                                      INDEX


PART I     Financial Information                                                                                          PAGE

ITEM 1.    Financial Statements

                  Consolidated Balance Sheets as of December 31, 1997 and June 30, 1998                                      3

                  Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1997 and 1998            4

                  Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1998                      5

                  Notes to Consolidated Financial Statements                                                               6-7

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                          8-13

PART II    Other Information

ITEM 2.    Changes in Securities and Use of Proceeds                                                                        14

ITEM 5.    Other Information                                                                                                14

ITEM 6.    Exhibits and Reports on Form 8-K                                                                                 14

Exhibit Index                                                                                                               15

Signatures                                                                                                                  16

                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                 DECEMBER 31, 1997 AND JUNE 30, 1998 (UNAUDITED)

                                                                       DECEMBER 31,  JUNE 30,
                                                                          1997         1998

                    ASSETS

Current assets:
Cash and cash equivalents                                              $   3,627  $    5,081
Accounts receivable, less allowance for doubtful accounts of $16,046
   and $15,069, respectively                                             154,162     163,250
Estimated settlements due from third-party payors                         34,335      33,797
Prepaid expenses and other current assets                                 19,268      28,010
Deferred income tax benefit                                                8,560       9,014
                                                                      ----------  ----------
        Total current assets                                             219,952     239,152

Property, plant and equipment, net of accumulated depreciation of
  $62,109 and $67,330, respectively                                      415,948     418,397
Goodwill, net of accumulated amortization of $18,170 and $23,400,
  respectively                                                           382,459     387,211
Intangible and other assets, net of accumulated amortization of
  $7,315 and $8,593, respectively                                         24,670      27,824
Restricted cash and cash equivalents                                       2,888       3,165
Deferred income tax benefit                                               29,852      18,435
                                                                      ----------  ----------
        Total assets                                                  $1,075,769  $1,094,184
                                                                      ==========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt and capital lease obligations    $   13,911  $   13,314
Accounts payable                                                          26,943      25,863
Accrued payroll                                                           17,454      15,629
Accrued vacation                                                          10,955      13,928
Other accrued expenses                                                    44,874      19,161
Deferred income taxes                                                         43          62
Other liabilities                                                          3,519       3,760
                                                                      ----------  ----------
        Total current liabilities                                        117,699      91,717

Long-term debt and capital lease obligations                             570,483     598,982
Deferred income taxes                                                     17,307      17,933
Deferred gain                                                              1,789       1,710
Other long-term liabilities                                               27,673      26,787
                                                                      ----------  ----------
        Total liabilities                                                734,951     737,129
Stockholders' equity
Common stock, $.01 par value; 50,000,000 shares authorized;
  29,447,614 issued and outstanding at December 31, 1997 and
  29,588,495 shares issued and outstanding at June 30, 1998                  295         296
Additional paid-in capital                                               317,216     318,315
Retained earnings                                                         23,307      38,444
                                                                      ----------  ----------
        Total stockholders' equity                                       340,818     357,055
                                                                      ----------  ----------
        Total liabilities and stockholders' equity                    $1,075,769  $1,094,184
                                                                      ==========  ==========




                             See accompanying notes

                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                              SIX MONTHS ENDED JUNE 30,    THREE MONTHS ENDED JUNE 30,
                                                 1997           1998           1997           1998
                                             ------------   ------------   ------------   ------------
Net patient service revenue                  $    341,067   $    382,481   $    170,243   $    187,076
Other revenue                                       7,848         15,039          4,259          8,068
                                             ------------   ------------   ------------   ------------
Total operating revenue                           348,915        397,520        174,502        195,144
                                             ------------   ------------   ------------   ------------


Operating expenses:
Facility operating costs                          266,565        295,716        132,867        143,286
Corporate general and administrative               24,490         30,375         12,682         15,891
                                             ------------   ------------   ------------   ------------
                                                  291,055        326,091        145,549        159,177
                                             ------------   ------------   ------------   ------------

Interest Income                                      (207)          (114)           (74)           (99)
Interest Expense                                   18,108         24,439          8,785         12,149
Facility rent expense, net                          2,176          2,281          1,064          1,137
Depreciation and amortization                      13,107         16,091          6,561          8,180
                                             ------------   ------------   ------------   ------------
Total operating expenses                          324,239        368,788        161,885        180,544
                                             ------------   ------------   ------------   ------------
Operating Income                                   24,676         28,732         12,617         14,600
Loss on disposal of assets                             --          1,702             --          1,702

Income before income taxes                         24,676         27,030         12,617         12,898
Provision for income taxes                         10,857         11,893          5,551          5,675
                                             ------------   ------------   ------------   ------------
Net income                                   $     13,819   $     15,137   $      7,066   $      7,223
                                             ============   ============   ============   ============

Net income per share:
        diluted                              $       0.47   $       0.50   $       0.24   $       0.24
                                             ------------   ------------   ------------   ------------
        basic                                $       0.48   $       0.51   $       0.24   $       0.24
                                             ------------   ------------   ------------   ------------

Weighted average number shares outstanding:
        diluted                                29,356,754     30,535,780     29,523,338     30,632,296
        basic                                  29,039,332     29,552,275     29,061,638     29,583,680

                        See accompanying notes

                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                    -------------------------
                                                                         1997       1998
                                                                       ---------   --------
Cash flows from operating activities:
Net income                                                             $  13,819   $ 15,137

Adjustments to reconcile net income to cash provided by
operating activities:
  Depreciation and amortization                                           13,107     16,091
  Provision for losses on accounts receivable                              2,383      2,887
  Amortization of deferred gain                                              (83)       (79)
  Amortization of deferred financing costs                                   324        655
  Change in deferred income taxes                                          1,912     11,608
   Loss on disposal of assets                                                 --      1,702
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                       (2,840)   (11,975)
    Increase in estimated settlements from third parties                  (1,332)    (1,462)
    (Increase) decrease in prepaid expenses and other current assets         736     (7,827)
    Decrease in accounts payable                                          (6,241)    (1,080)
    Decrease in accrued liabilities                                       (7,988)   (21,338)
    Increase (decrease) in other current liabilities                        (267)       670
                                                                       ---------   --------
  Net cash provided by operating activities                               13,530      4,989

Cash flows used in investing activities:
  Purchase of plant, property and equipment                              (16,123)   (18,319)
  Cash payments related to acquisitions                                   (9,530)    (4,734)
  Proceeds from sale of fixed assets                                          --      1,280
  Increase in restricted cash                                                (46)      (277)
  Increase in intangible and other assets                                 (7,815)    (5,353)
                                                                       ---------   --------
Net cash used in investing activities                                    (33,514)   (27,403)

Cash flows from financing activities:
  Drawings on line of credit borrowings                                  127,500     93,500
  Repayments on line of credit                                          (110,000)   (68,500)
  Repayments of long term debt and capital lease obligations              (2,988)    (2,232)
  Proceeds from exercise of employee stock options                         3,182        816
  Shares issued under employee stock purchase plan                           243        284
                                                                       ---------   --------
 Net cash provided by financing activities                                17,937     23,868

Increase (decrease) in cash and cash equivalents                          (2,047)     1,454
Cash and cash equivalents at beginning of period                           4,616      3,627
                                                                       ---------   --------
Cash and cash equivalents at end of period                             $   2,569   $  5,081
                                                                       =========   ========
Supplemental Data:
Cash paid during the period for:

Income taxes                                                           $   8,942   $  6,585
                                                                       =========   ========


Interest                                                               $  17,642   $ 26,787
                                                                       =========   ========
Non-cash investing and financing activities:

The Company entered into a three year note payable for $5,134,000 related to a 1997 rehabilitation company acquisition


                             See accompanying notes

                   MARINER HEALTH GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated financial statements as of and for the periods ended June 30, 1997 and 1998 are unaudited. All adjustments and accruals have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the period ended June 30, 1998 are not necessarily indicative of those expected for any future period.

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

                                                                                   THREE MONTHS ENDED
                                                                June 30, 1997                           June 30, 1998
                                                                (thousands)                             (thousands)
                                                   -------------------------------------------------------------------------------
                                                   INCOME       SHARES         PER SHARE   INCOME       SHARES         PER SHARE
                                                   (NUMERATOR)  (DENOMINATOR)  AMOUNT      (NUMERATOR)  (DENOMINATOR)  AMOUNT
                                                   -------------------------------------------------------------------------------
Basic EPS:
  Income available to common shareholders             $ 7,066     29,062         $  0.24   7,223        29,584         $0.24
Effect of dilutive securities:
  Common stock equivalents                                           462                                 1,048
Diluted EPS:
  Income available to common stockholders
    and assumed conversions                           $ 7,066     29,523         $  0.24   7,223        30,632         $0.24


                                                                          SIX MONTHS ENDED
                                                         June 30, 1997                          June 30, 1998
                                                         (thousands)                            (thousands)
                                              ------------------------------------------------------------------------------
                                              INCOME       SHARES         PER SHARE  INCOME         SHARES        PER SHARE
                                              (NUMERATOR)  (DENOMINATOR)  AMOUNT     (NUMERATOR)   (DENOMINATOR)  AMOUNT
                                              ------------------------------------------------------------------------------
Basic EPS:
  Income available to common shareholders     $ 13,819     $ 29,039        $0.48     $ 15,137      29,552         $  0.51
Effect of dilutive securities:
  Common stock equivalents                                      317                                   984
Diluted EPS:
  Income available to common stockholders
    and assumed conversions                     13,819     $ 29,357        $0.47     $ 15,137      30,536         $  0.50


    Options to purchase 93,615 and 18,538 shares of common stock at a weighted average exercise price of $14.87 and $18.26 were outstanding during the three month periods ended June 30, 1997 and 1998, respectively, and options to purchase 304,749 and 480,488 shares of common stock at a weighted average exercise price of $12.18 and $16.33 were outstanding during the six month periods ended June 30, 1997 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

4. Subsequent events - On April 13, 1998, Mariner entered into an Agreement and Plan of Merger (the "Merger Agreement") with Paragon Health Network, Inc. ("Paragon") and Paragon Acquisition Sub, Inc. ("Sub") providing for the merger of Sub with and into Mariner (the "Merger"). On July 31, 1998 (the "Effective Time"), the Merger with Paragon and Sub was consummated.

    Pursuant to the Merger Agreement, each share of the common stock of Mariner ("Mariner Common Stock") issued and outstanding at the effective time of the Merger (other than treasury shares) was exchanged for one (1) share of common stock of Paragon ("Paragon Common Stock").

    As a result of the Merger, Mariner became a wholly owned subsidiary of Paragon.

5. Impact of the Year 2000 Issue - The Company has made an initial review of issues related to the Year 2000 and does not expect that it will have a material impact on the Company's business, operations or financial condition. However, the Company could be adversely impacted by the Year 2000 issue if its key suppliers and other third parties do not address the issue successfully. The Company is addressing these risks in order to reduce the potential impact.

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

    SFAS Nos. 131 and 132 become effective in the Company's fiscal year ending December 31, 1998. The adoption of these statements is not expected to have a material impact on the Company's results of operations, financial position or cash flows or produce any material changes in current disclosures.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

    This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, (i) the Company's future performance and operations (ii) anticipated trends in the Company's business and demographics; (iii) and Company's ability to control costs and maintain quality of care; (iv) the Company's ability to respond to changes in regulations;These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of the factors described in the section entitled "Risk Factors" included in the Company's Annual Report on Form 10-K, as amended, with respect to the year ended December 31, 1997 including, among others (i) changes in the health care industry as a result of political, economic or regulatory influences including the implementation of the prospective payment system; (ii) changes in regulations governing the health care industry; (iii) changes in the competitive marketplace; (iv) dependence on reimbursement from third party payors; (v) expansion risk and impact on future operating results; (vi) the difficulty in integrating recent acquisitions; and
(vii) the variability of quarterly operating results. Additionally, refer to the "Risk Factors" and "Management's Discussion and Analysis" sections detailed in Paragon Health Network, Inc.'s registration statement on form S-4 and the joint proxy/prospectus contained therein filed on June 19, 1998. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact transpire.

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated financial data as percentages of total operating revenue for the three and six months ended June 30, 1997 and 1998 and the percentage changes in the dollar amounts of revenues and expenses for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997.

                                                                  PERCENTAGE                               PERCENTAGE
                                                                   INCREASE                                 INCREASE
                                         SIX MONTHS ENDED     SIX  MONTHS ENDED   THREE MONTHS ENDED    THREE MONTHS ENDED
                                             JUNE 30               JUNE 30               JUNE 30              JUNE 30

                                        1997          1998                       1997          1998
                                        ------        ------                     ------        ------
Revenues:
  Net patient service revenue           97.7%         96.2%         12.1%         97.6%         95.9%          9.9%
  Other revenue                          2.3           3.8          91.6           2.4           4.1          89.4
                                       -------------------                       --------------------
  Total operating revenue              100.0         100.0          13.9         100.0         100.0          11.8

Operating and administrative
  expenses:
  Facility operating costs              76.4          74.4          10.9          76.2          73.4           7.8
  Corporate general and
  administrative                         7.0           7.6          24.0           7.3           8.1          25.3
Interest expense                         5.1           6.1          35.9           5.0           6.2          38.3
Facility rent expense, net               0.6           0.6           4.8           0.6           0.6           6.9
Depreciation and amortization            3.8           4.0          22.8           3.8           4.2          24.7
                                       -------------------                       --------------------
Total operating costs and
  administrative expense                92.9          92.8          13.5          92.9          92.5          11.5
Loss on disposal of assets              --             0.4           n/a            --           0.9           n/a
Income before income tax                 7.1           6.8           9.5           7.1           6.6           2.2
Income tax                               3.1           3.0           9.5           3.1           2.9           2.2
Net Income                               4.0%          3.8%          9.5%          4.0%          3.7%          2.2%

THREE MONTHS ENDED  JUNE 30, 1997 AND 1998

    REVENUE. Total operating revenue increased 11.8% from $174,502,000 during the three months ended June 30, 1997 to $195,144,000 during the three months ended June 30, 1998.

    Net patient service revenue increased by approximately $16,833,000, or 9.9%, from the second quarter of 1997 to the second quarter of 1998. Net patient service revenue is derived primarily from providing inpatient health care services to sub-acute patients, rehabilitation programs in skilled nursing facilities, outpatient rehabilitation services in freestanding clinics and other post-acute medical services. The increase was primarily the result of the inclusion in 1998 of revenue from three facilities acquired after June 30, 1997, opening of additional home health agencies, and increases in the number of rehabilitation contracts and increases in revenue per rehabilitation contract. The increase in revenue was partially offset by the sale of two facilities in the fourth quarter of 1997, two facilities in the second quarter of 1998 and the cancellation or non-renewal of contracts for certain rehabilitation programs.

    Other revenue increased approximately $3,809,000, or 89.4%, during the quarter ended June 30, 1998. This increase in revenue was primarily due to the Company's management activities related to subacute care units and facilities and consulting fees generated from services provided to certain rehabilitation clients.

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

    Facility operating costs increased 7.8% from $132,867,000 in the second quarter of 1997 to $143,286,000 in the second quarter of 1998. These increases were principally the result of adding new facilities, partially offset by the sale of two facilities in the fourth quarter of 1997 and two facilities in the quarter ended June 30, 1998 as well as cost reduction initiatives instituted during and after the second quarter of 1997. As a percentage of total operating revenue, these costs aggregated 76.2% and 73.4% for the three months ended June 30, 1997 and 1998, respectively.

    CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. Corporate general and administrative expenses include the expenses of the Company's corporate and regional offices, which provide marketing, financial and management services and certain expenses associated with managing subacute care units and facilities. These expenses increased 25.3% from $12,682,000 in the second quarter of 1997 to $15,891,000 in the second quarter of 1998. The increase was primarily attributable to investment in management information systems infrastructure and the addition of corporate personnel to support the increased number of facilities and businesses acquired during 1997. As a percentage of total revenue, these expenses were approximately equal to 7.3% and 8.1% for the three months ended June 30, 1997 and 1998, respectively.

    INTEREST EXPENSE. Interest expense increased 38.3% from $8,711,000 in the second quarter of 1997 to $12,050,000 in the second quarter of 1998. This increase was primarily the result of interest related to increased borrowings under the Credit Facility (as defined below) used to fund acquisitions and construction after the second quarter of 1997.

    RENT EXPENSE, NET. Rent expense increased 6.9% from $1,064,000 in the second quarter of 1997 to $1,137,000 in the second quarter of 1998. This expense was primarily comprised of rental payments on a facility leased under a sale/leaseback arrangement and facilities leased in connection with certain transactions. The increase was the result of revenue based incremental rent increases and increases in base rents.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 24.7% from

$6,561,000 in the second quarter of 1997 to $8,180,000 in the second quarter of 1998. This increase was primarily attributable to the facilities and businesses acquired after the second quarter of 1997 and increased amortization of goodwill associated with these acquisitions. The increase was partially offset by disposals after June 30, 1997.


SIX MONTHS ENDED  JUNE 30, 1997 AND 1998

    REVENUE. Total operating revenue increased 13.9% from $348,915,000 during the six months ended June 30, 1997 to $397,520,000 during the six months ended June 30, 1998.

    Net patient service revenue increased by approximately $41,414,000, or 12.1%, from the six months ended June 30, 1997 to the six months ended June 30, 1998. Net patient service revenue is derived primarily from providing inpatient health care services to sub-acute patients, rehabilitation programs in skilled nursing facilities, outpatient rehabilitation services in freestanding clinics and other post-acute medical services. The increase was primarily the result of the inclusion in 1998 of revenue from three facilities acquired after June 30, 1997, opening of additional home health agencies, and increases in the number of rehabilitation contracts and increases in revenue per rehabilitation contract. The increase in revenue was partially offset by the sale of two facilities in the fourth quarter of 1997, two facilities in the second quarter of 1998 and the cancellation or non-renewal of contracts for certain rehabilitation programs

    Other revenue increased approximately $7,191,000, or 91.6%, during the six months ended June 30, 1998. This increase in revenue was primarily due to the Company's management activities related to subacute care units and facilities and consulting fees generated from services provided to certain rehabilitation clients.

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

    Facility operating costs increased 10.9% from $266,565,000 in the first half of 1997 to $295,716,000 in the first half of 1998. These increases were principally the result of adding new facilities, partially offset by the sale of two facilities in the fourth quarter of 1997 and two facilities in the quarter ended June 30, 1998 as well as cost reduction initiatives instituted during and after the second quarter of 1997. As a percentage of total operating revenue, these costs aggregated 76.4% and 74.4% for the six months ended June 30, 1997 and 1998, respectively.

    CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. Corporate general and administrative expenses include the expenses of the Company's corporate and regional offices, which provide marketing, financial and management services and certain expenses associated with managing subacute care units and facilities. These expenses increased 24.0% from $24,490,000 in the six months ended June 30, 1997 to $30,375,000 in the six months ended June 30, 1998. The increase was primarily attributable to the investment in management information systems infrastructure and addition of corporate personnel to support the increased number of facilities and businesses acquired during 1997. As a percentage of total revenue, these expenses were approximately equal to 7.0% and 7.6% for the six months ended June 30, 1997 and 1998, respectively.

    INTEREST EXPENSE Interest expense increased 35.9% from $17,901,000 in the first half of 1997 to $24,325,000 in the first half of 1998. This increase was the result of interest related to increased borrowings under the Credit Facility (as defined below) used to fund acquisitions and construction after June 30, 1997.

    RENT EXPENSE, NET. Rent expense increased 4.8% from $2,176,000 in the six months ended June 30, 1997 to $2,281,000 in the six months ended June 30, 1998. This expense was primarily comprised of rental payments on a facility leased under a sale/leaseback arrangement and facilities leased in connection with certain transactions. The increase was primarily the result of revenue based incremental rent increases and increases in base rents.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 22.8% from $13,107,000 in the first half of 1997 to $16,091,000 in the first half of 1998. This increase was primarily attributable to the facilities and businesses acquired after June 30, 1997 and increased amortization of goodwill associated with these acquisitions. The increase was partially offset by disposals after June 30, 1997.

    PROVISION FOR INCOME TAX. The effective tax rate for the six months ended of 1997 and 1998 was 44%. The Company currently expects its effective tax rate will be approximately 44% in 1998, significantly above the statutory rate, primarily due to non-deductible amortization of goodwill from certain transactions.

LIQUIDITY AND CAPITAL RESOURCES

    On April 13, 1998, Mariner entered into the Merger Agreement with Paragon Health Network, Inc. ("Paragon") and Paragon Acquisition Sub, Inc. ("Sub") providing for the merger of Sub with and into Mariner. On July 31, 1998 ("Effective Time"), the Merger with Paragon became effective and Paragon changed its name to Mariner Post-Acute Network, Inc. (as used herein Paragon refers to Mariner Post-Acute Network, Inc. subsequent to the Effective Time of the Merger).

    Pursuant to the Merger Agreement, each share of the common stock of Mariner ("Mariner Common Stock") issued and outstanding at the effective time of the Merger (other than treasury shares) was exchanged for one (1) share of common stock of Paragon ("Paragon Common Stock").

    As a result of the Merger, Mariner became a wholly owned subsidiary of Paragon.

    Mariner has financed its operations, acquisitions and capital expenditures primarily from cash provided by operations and the proceeds from stock issuances, sales of debt securities and borrowings under its Credit Facility. As of June 30, 1998, working capital and cash and cash equivalents were $147,435,000 and $5,081,000, respectively.

    Mariner has a $460,000,000 senior secured revolving credit facility with a syndicate of banks (the "Credit Facility"). On October 3, 1997, the Company entered into an amendment to the Credit Facility to increase borrowing capacity to $325,000,000 from $250,000,000. As of January 2, 1998 the terms were amended to increase the size of the Credit Facility to $460,000,000, extend the maturity of the Credit Facility and reduce certain restrictions that the Credit Facility imposes on the operations of the business of the Company and its subsidiaries. Further, on July 14, 1998 the terms of the Credit Facility were further amended to allow for the Merger, permit the Credit Facility to remain outstanding following the Effective Time of the Merger and amend certain financial covenants, as described below. Under the amendment neither Paragon nor any of its subsidiaries (other than Mariner and its direct and indirect subsidiaries) guarantee or pledge any of their assets to secure obligations under the Credit Facility nor do the covenants in the Credit Facility bind Paragon and such of its subsidiaries. Mariner and its subsidiaries are obligated to continue to comply with covenants contained in the Credit Agreement without taking into account the revenues, expenses, net income, assets or liabilities of Paragon and its non-Mariner subsidiaries. Finally, certain of the terms of financial covenants have been amended to (i) allow Mariner to fund the repurchase of any of the Notes, as defined below, that could be sold to Mariner in connection with the change in control provisions of the Indenture (as defined below), (ii) subordinate any obligations of Mariner to repay loans by Paragon to the obligations of Mariner under the Credit Facility, (iii) restrict the payment of dividends and the transfer of assets by Mariner and its subsidiaries to Paragon or any non-Mariner subsidiaries, (iv) cause a Paragon bankruptcy to be an event of default under the Credit Facility, (v) add a cross-acceleration provision to Paragon's credit facility and Paragon's senior subordinated notes and (vi) shorten the expiration date of the Credit Facility from January 2, 2003 to no earlier than January 3, 2000.

    As of December 31, 1997 and June 30, 1998, principal balances outstanding under its Credit Facility were approximately $301,000,000 and $326,000,000, respectively, and letters of credit outstanding under this facility were approximately $6,715,000. As of June 30,1998, the Letters of Credit under the Credit Facility included $5,624,000 that related to workers' compensation insurance and $1,091,000 associated with debt and other agreements. Mariner has used, and intends to continue to use, borrowings under the Credit Facility to finance the acquisition and development of additional subacute care facilities and related businesses, and for general corporate purposes, including working capital. Mariner's obligations under the Credit Facility are collateralized by a pledge of the stock of its subsidiaries and are guaranteed by all of the Company's subsidiaries. In addition, the Credit Facility is collateralized by mortgages on certain inpatient facilities of the Company's, leasehold mortgages on certain inpatient facilities by the Company, and security interests in certain other properties and assets of the Company and its subsidiaries. The Credit Facility matures on January 3, 2000 and provides for prime or LIBOR-based interest rate options. The borrowing availability and rate of interest varies depending upon specified financial ratios. The Credit Facility also contains covenants which among other things, require the Company to maintain certain financial ratios and impose certain limitations or prohibitions on the Company with respect to the incurrence of indebtedness liens and capital leases; the payment of dividends on, and the redemption or repurchase of its capital stock; investments and acquisitions, including acquisitions of new facilities; the merger or consolidation of the Company with any person or entity and the disposition of any of the Company's properties or assets.

    On April 4, 1996, the Company sold $150,000,000 aggregate principal amount of its 9 1/2% Senior Subordinated Notes due 2006 (the "Notes"). The Notes mature on April 1, 2006. The Notes are unsecured senior subordinated obligations of Mariner and, as such, are subordinated in right of payment to all existing and future senior indebtedness of Mariner, including indebtedness under the Credit Facility. From the net proceeds of approximately $144,456,000 from the sale of the Notes, $131,000,000 was used to repay all outstanding indebtedness under the Credit Facility (including interest and certain other fees) and the remainder was used to pay a portion of the purchase price for the acquisition of seven skilled nursing facilities and one assisted living facility in 1996. The Notes contain certain covenants, including, among other things, covenants with respect to the following matters: (i) limitation on indebtedness; (ii) limitation on restricted payments; (iii) limitation on the incurrence of liens; (iv) restriction on the issuance of preferred stock of subsidiaries: (v) limitation on transactions with affiliates; (vi) limitation on sale of assets; (vii) limitation on other senior subordinated indebtedness; (viii) limitation on guarantees by subsidiaries; (ix) limitation on the creation of any restriction on the ability of the Company's subsidiaries to make distributions; and

(x) restriction on mergers, consolidations and the transfer of all or substantially all of the assets of the Company to another person. The Notes were issued under an Indenture dated as of April 4, 1996 by and among the Company and State Street Bank and Trust Company, as trustee (the "Indenture"). As a result of the Merger, the holders of the Notes (the "Bondholders") have the right to sell the Notes to Mariner. Such sale must be concluded within ninety (90) days following June 30, 1998 and will be at a price equal to 101% of the outstanding principal amount of any Notes that are put to Mariner. Pursuant to Paragon's obligations under the Merger Agreement, Paragon has arranged for Mariner a committed facility to cover the maximum amount of this contingent obligation, which is approximately $152 million.

    Accounts receivable (net of allowances) were $154,162,000 and $163,250,000 at December 31, 1997 and June 30, 1998, respectively. Estimated settlements due from third-party payors aggregated $34,335,000 and $33,797,000 at December 31, 1997 and June 30, 1998, respectively. The number of days sales in accounts receivable and estimated settlements due from third-party payors was approximately 82 days at December 31, 1997 and 92 days at June 30, 1998. The increase was primarily due to an increase in accounts receivable on certain rehabilitation contracts and delays in payments from the Company's fiscal intermediary.

    1998 Dispositions. During the first half of 1998, the Company executed agreements to sell two nursing facilities. The total sales proceeds from the transactions were approximately $2,400,000. In 1997 these facilities generated aggregate net revenues of $8,670,000 and loss from continuing operations of $143,000. Through June 30, 1998, these facilities generated aggregate net revenues of $3,003,000 and loss from continuing operations of $308,000. In 1997 the Company recorded an impairment charge on long lived assets of approximately $4,882,000 in connection with these facilities.

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

    From July 1, 1998 through August 10, 1998, the Company also borrowed approximately $23,000,000 under the Credit Facility, primarily to fund working capital and taxes related to contract payments in connection with the Merger.

    The Company's capital expenditures for the year ended December 31, 1997 and six months ended June 30, 1998 were approximately $37,173,000 and $18,319,000, respectively. The Company's capital expenditures in 1997 included approximately $6,000,000 for improvements to the Company's information systems. Through June 30, 1998, the Company has spent approximately $2,600,000 on information systems. The Company has budgeted approximately $45,000,000 for capital expenditures during 1998. The Company's currently planned capital expenditures include approximately $9,000,000 for upgrading the Company's information systems, approximately $21,000,000 for expansion of existing facilities, as well as the costs of maintaining the Company's inpatient facilities and offices and approximately $12,000,000 for the completion of three new inpatient sites begun in 1997.

    Mariner believes that its future capital requirements will depend upon a number of factors, including cash generated from operations and the financing plans of its parent entity. Mariner believes it has sufficient liquidity to meet its capital requirements for the remainder of the current fiscal year. In the event Mariner requires additional capital during this time management expects to fund such requirement by drawing on its Credit Facility or by taking advantage of alternative arrangements it anticipates will be made available by its parent.

    The Company has made an initial review of issues related to the Year 2000 and does not expect that it will have a material impact on the Company's business, operations or financial condition. However, the Company could be adversely impacted by the Year 2000 issue if its key suppliers and other third parties do not address the issue successfully. The Company is addressing these risks in order to reduce the potential impact.

PART II

                                OTHER INFORMATION

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

    Pursuant to the Merger Agreement at the Effective Time of the Merger the certificate of incorporation and by-laws of Sub became those of Mariner. The certificate of incorporation and by-laws are filed herewith as Exhibits 3.1 and
3.2 and are incorporated herein by reference.

    The Rights Agreement between the Company and State Street Bank & Trust Company, as rights agent, regarding the Company's Series A Junior Participating Preferred Stock was amended on April 13, 1998 and July 31, 1998 (the "Amendments") in connection with the Company entering into the Merger Agreement with Paragon and Sub providing for the Merger. Under the Amendments the Expiration Date, as defined in the Rights Agreement, was amended to be the Effective Time of the Merger and neither Paragon nor Sub became an "Acquiring Person" or an "Adverse Person" and no "Triggering Event," "Stock Acquisition Date" or "Distribution Date" (as such terms as defined in the Rights Agreement) occurred as a result of the approval, execution or delivery of the Merger Agreement or the occurrence of any of the transactions related to the Merger.

ITEM 5. - OTHER INFORMATION

    On April 13, 1998, Mariner entered into the Merger Agreement with Paragon and Sub providing for the merger of Sub with and into Mariner. On July 31, 1998, the Merger with Paragon was consummated.

    Pursuant to the Merger Agreement, each share of the common stock of Mariner ("Mariner Common Stock") issued and outstanding at the effective time of the Merger (other than treasury shares) was exchanged for one (1) share of common stock of Paragon ("Paragon Common Stock").

    As a result of the Merger, Mariner became a wholly owned subsidiary of Paragon.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

    The exhibits which are filed with this Report, or are incorporated by reference into this Report, are set forth on the Exhibit Index which appears on page 14 of this Report.

    (b) Reports on Form 8-K.

    NONE

                                  EXHIBIT INDEX

         EXHIBIT NO.        DESCRIPTION

         3.1, 4.1           Certificate of Incorporation

         3.2, 4.2           By-laws of the Company

         4.3                Amendment No.2 to the RIGHTS AGREEMENT

         10.1               Amendment No. 17 to the Credit Agreement
                             dated as of July 14, 1998 by and among
                             Mariner Health Group, Inc., PNC Bank,
                             National Association and other banks party therto.

         10.2               Amended and Restated Revolving Credit
                             Agreement dated as of May 18, 1994, as
                             amended, by and among Mariner Health Group, Inc., PNC Bank, National Association and other banks party therto.

         27                 Financial Data Schedule

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED DULY THERETO AUTHORIZED.

                              MARINER HEALTH GROUP, INC.

DATE: August 14, 1998         By: /s/ David N. Hansen
      ---------------             -------------------
                                  Vice President and Treasurer
                                  (Authorized officer and principal accounting
                                  and financial officer)